Form 10-Q
period 1999-06-30
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-06-30
CIK 1002131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1999
                                         -------------

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

          Commission file number  0-27296
                                  -------

                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          The Kingdom of Belgium                          N/A
          ------------------------             ------------------------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)        Identification No.)


         52 Third Avenue, Burlington, Massachusetts       01803
         ------------------------------------------    -----------
               (Address of principal executive          (Zip code)
                      offices in the U.S.)

       Registrant's telephone number including area code: (781) 203-5000
                                                          --------------

           _________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No


The number of shares outstanding of the Registrant's Common Stock, no par value, as of October 31, 1999, was 113,514,484.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                                   FORM 10-Q
                                   ---------
                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

EXPLANATORY NOTE                                                             3

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed consolidated Balance Sheets at
         December 31, 1998 and June 30, 1999 (unaudited)                      4

         Condensed consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 1998 and 1999 (unaudited)              6

         Condensed consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1999 (unaudited)                      8

         Notes to Interim Condensed Consolidated Financial Statements         9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 18

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                         28


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    29

Item 2. Changes in Securities                                                29

Item 3. Defaults Upon Senior Securities                                      30

Item 4. Submission of Matters to a Vote of Security Holders                  30

Item 5. Other Information.                                                   31

Item 6. Exhibits and Interim Reports                                         32

Signatures                                                                   33

                                EXPLANATORY NOTE

Until our acquisition of Dictaphone Corporation on May 5, 2000, we were a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters. On November 1, 1999, we filed a Form 6-K/A/2 for our quarter and six months ended June 30, 1999 (the "Prior Quarterly Report"). This quarterly report on Form 10-Q is being filed voluntarily by us for the same periods as the Prior Report to satisfy the filing requirements that would have been applicable to us had we not been a foreign private issuer as of June 30, 1999. Except for the adjustment of all data relating to shares and per share amounts to reflect our two-for-one stock split which was distributed on May 12, 2000, this report speaks as of the date of the Prior Quarterly Report as if this report were filed on that date. Reference is made to our reports filed with the Securities an Exchange Commission for subsequent periods, for updated information regarding our business, results of operations and financial condition.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31, 1998              JUNE 30, 1999
                                                            ---------------------------------------------------------
                                                                                                    (UNAUDITED)
                           ASSETS
Current assets:
        Cash and cash equivalents...........................                  $ 188,464                     $ 152,089
        Marketable securities...............................                        965                         1,077
        Accounts receivable, net (1)........................                     81,212                        87,145
        Value added tax and other receivables...............                      2,312                         2,409
        Inventory...........................................                      2,649                         2,718
        Prepaid expenses and other current assets...........                      8,347                        10,848
                                                                              ---------                     ---------
                      Total current assets..................                    283,949                       256,286
                                                                              ---------                     ---------
Deferred tax assets.........................................                      4,507                         4,507
Property and equipment, net of accumulated depreciation of
 $21,476 and $22,694, respectively..........................                     23,298                        21,663
Investments.................................................                     12,103                        18,006
Intangibles, net of amortization............................                    245,467                       302,913
Software development costs, net of amortization.............                      2,210                         2,928
                                                                              ---------                     ---------
                      Total assets..........................                  $ 571,534                     $ 606,303
                                                                              =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Notes payable.......................................                  $   6,652                     $     463
        Current portion of long-term debt...................                     17,653                        13,954
        Accounts payable....................................                     22,684                        19,853
        Accrued expenses....................................                     37,149                        36,330
        Deferred revenue....................................                      2,754                           770
                                                                              ---------                     ---------
            Total current liabilities.......................                     86,892                        71,370
Long-term debt, less current portion........................                     20,004                        12,337
                                                                              ---------                     ---------
                      Total liabilities.....................                    106,896                        83,707
                                                                              ---------                     ---------

Minority interest...........................................                          9                             -
Company-obligated mandatorily redeemable
     security of subsidiary trust holding solely
     parent convertible subordinated debentures.............                    149,223                       149,998
Commitments and contingencies...............................
Shareholders' equity:
   Common shares, no par value: 108,744 and 112,663 shares
    issued and outstanding at December 31, 1998 and June
    30, 1999, respectively..................................                    111,911                       113,509
   Additional paid-in capital...............................                    353,838                       404,417
   Accumulated deficit......................................                   (149,640)                     (128,990)
   Accumulated other comprehensive loss.....................                       (703)                      (16,338)
                                                                              ---------                     ---------
                     Total shareholders' equity.............                    315,406                       372,598
                                                                              ---------                     ---------
   Total liabilities and shareholders' equity...............                  $ 571,534                     $ 606,303
                                                                              =========                     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The following summarizes accounts receivable from companies partially owned by the Company, FLV Fund, FLV Foundation and / or L&H Investment Company and from certain other related parties. Accounts receivable at December 31, 1998 included a total of $6,135 due from Speech Systems Inc. Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Creator Ltd., FLV Telecom N.V., Hogodata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Oncuity Inc., Excalibur Technologies N.V. and e-DOCS.net Inc. Accounts receivable at June 30, 1999 included a total of $6,009 due from Speech Systems Inc., Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Hogodata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Excalibur Technologies N.V., e-DOCS.net Inc., Cellport Labs., Intel Atlantic Inc., Nordisk Sprateknologi AS, Financial Architects N.V. and Phonetic Topographic N.V.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                  ---------------------------------------------------------
                                                        1998          1999           1998          1999
                                                  ---------------------------------------------------------
Revenues (1):
       Technologies and Solutions.................  $    20,261   $     26,485   $    35,582   $     51,211
       Applications...............................       11,373         28,984        19,264         51,552
       Consulting and Services....................       13,357         20,546        25,210         43,960
                                                    -----------   ------------   -----------   ------------
            Total revenues........................       44,991         76,015        80,056        146,723
                                                    -----------   ------------   -----------   ------------
Cost of Sales:
       Technologies and Solutions.................        2,892          2,554         5,163          5,342
       Applications...............................        4,533          4,680         7,165          8,541
       Consulting and Services....................        7,750         12,064        14,789         26,154
                                                    -----------   ------------   -----------   ------------
            Total cost of sales...................       15,175         19,298        27,117         40,037
                                                    -----------   ------------   -----------   ------------
Selling, general and administrative...............       12,655         23,133        22,458         45,181
Research and development, net.....................        5,105         10,810         9,857         20,615
Amortization of goodwill and other business
 acquisition intangibles..........................        3,165          7,244         9,151         14,419
Write-off of in-process research and development..       26,881            ---        34,410            ---
                                                    -----------   ------------   -----------   ------------
            Total operating expenses..............       62,981         60,485       102,993        120,252
                                                    -----------   ------------   -----------   ------------
Operating income (loss)...........................      (17,990)        15,530       (22,937)        26,471
Other expenses (income):
        Interest and other financing expenses.....          566            261         1,413            330
        Interest income...........................       (1,617)        (2,707)       (3,444)        (4,976)
        Foreign exchange gains and losses, net....        1,221            239        (3,006)        (4,521)
        Share in losses of unconsolidated                   533            366         1,066            830
         affiliates...............................
        Debt conversion expense...................          690            ---           891            ---
                                                    -----------   ------------   -----------   ------------
            Total other expenses (income).........        1,393         (1,841)       (3,080)        (8,337)
                                                    -----------   ------------   -----------   ------------

Income (loss) before income taxes and minority
 interests........................................  $   (19,383)  $     17,371   $   (19,857)  $     34,808
Provision for income taxes (benefit)..............          545          6,654           888         11,880
                                                    -----------   ------------   -----------   ------------
Income (loss) before minority interest............      (19,928)        10,717       (20,745)        22,928
                                                    -----------   ------------   -----------   ------------
            Minority interest, net of taxes.......          698          1,131           698          2,277
                                                    -----------   ------------   -----------   ------------

Net income (loss).................................  $   (20,626)  $      9,586   $   (21,443)  $     20,651
                                                    ===========   ============   ===========   ============
Net income (loss) per common share:
            Basic.................................       $(0.21)         $0.09        $(0.22)         $0.19
                                                    ===========   ============   ===========   ============
            Diluted...............................       $(0.21)         $0.08        $(0.22)         $0.18
                                                    ===========   ============   ===========   ============
Weighted average number of shares outstanding:
            Basic.................................   97,968,760    111,605,554    96,376,446    110,391,182
            Diluted...............................   97,968,760    118,695,420    96,376,446    117,530,864

  The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The following summarizes revenues from companies partially owned by the Company, FLV Fund, FLV Foundation and/or L&H Investment Company and from certain other related parties. Revenues for the six months ended June 30, 1998 included $15.8 million from Microsoft, Dictation Consortium, Speech Systems Inc., ACI, Greater FLV Telecom and Hogadata Benelux N.V. and for the six months ended June 30, 1999 included $15.6 million due from Speech Systems Inc., Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V. , e-DOCS.net Inc., Omnicontact Corporation, Cellport Labs, Intel Atlantic Inc., Nordisk Sprakteknologi AS, Financial Architects N.V. and Phonetic Topographic N.V.

    Revenues for the three months ended June 30, 1998 included $ 10.1million from Microsoft Corporation, Speech Systems Inc. FLV Telecom N.V. and Hogadata Benelux N.V. and for the three months ended June 30, 1999 included $7.6 million from Microsoft Corporation., Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V. , e-DOCS.net Inc., Cellport Labs, Intel Atlantic Inc., Financial Architects N.V. and Phonetic Topographic N.V.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                             1998       1999
                                                                           --------   ---------
Cash flows from operating activities:
Net income (loss).......................................................   $(21,443)  $ 20,651

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Write-off of in-process research & development...........................    34,410          -
Depreciation.............................................................     1,942      2,970
Amortization of other intangibles, including software development costs..     1,422      2,344
Amortization of goodwill and other business acquisition intangibles......     9,151     14,419
Gain on sale of investments..............................................         -       (163)
Share in loss of unconsolidated affiliates...............................     1,066        830
Loss (gain) on sale of property and equipment............................         -         22
Changes in operating assets and liabilities:
  Accounts receivable, net...............................................   (11,518)   (16,738)
  Inventories, net.......................................................    (1,283)       278
  Prepaid expenses and other current assets..............................    (1,356)    (1,763)
  Deferred financing costs...............................................       746          -
  Accounts payable.......................................................     5,803     (7,960)
  Accrued expenses.......................................................     1,788      9,637
  Deferred revenue.......................................................       835       (716)
                                                                           --------   --------
Net cash provided by operating activities................................    21,563     23,811
                                                                           --------   --------
Cash flows from investing activities:

Acquisition of businesses, net of cash acquired..........................   (54,504)   (48,180)
Licenses and software development costs capitalized......................    (8,259)    (7,007)
Additions to property and equipment......................................    (3,646)    (3,999)
Investments in and loans provided to associated companies................    (4,655)    (8,567)
Purchases of marketable securities.......................................         -        (37)
Proceeds from sale of property and equipment.............................         -        921
                                                                           --------   --------
Net cash used for investing activities...................................   (71,064)   (66,869)
                                                                           --------   --------
Cash flows from financing activities:

Repayment of notes payable to banks......................................       (86)    (6,239)
Repayment of long-term debt and capital lease obligations................    (2,570)   (26,901)
Proceeds from long-term debt.............................................         -         75
Proceeds from company-obligated mandatorily redeemable security of subsidiary trust holding solely parent convertible subordinated
 debentures..............................................................   146,703          -
Proceeds from issuance of common and preferred shares....................    10,328     52,404
                                                                           --------   --------
Net cash provided by financing activities................................   154,375     19,339
                                                                           --------   --------
Effect of exchange rate changes on cash and cash equivalents.............      (503)   (12,656)
                                                                           --------   --------
Increase in cash and cash equivalents....................................   104,371    (36,375)

Cash and cash equivalents at beginning of period.........................   127,822    188,464
                                                                           --------   --------
Cash, cash equivalents at end of period..................................  $232,193   $152,089
                                                                           ========   ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest.................................  $    655   $  4,134
Cash paid during the period for income taxes.............................  $  1,002   $  1,470
Noncash investing and financing transactions:
Conversion of convertible bonds to common shares.........................  $ 20,836   $  1,763
Issuance of common shares for acquisitions...............................  $ 10,679   $      0

The accompanying notes are an integral part of these consolidated financial statements.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

          Lernout & Hauspie (L&H) is a global leader in advanced speech and language solutions for vertical markets, computers, automobiles, telecommunications, embedded products, consumer goods and the Internet.
     The Company is making the speech user interface (SUI) the keystone of simple, convenient interaction between humans and technology, and is using advanced translation technology to break down language barriers. The Company provides a wide range of offerings, including; customized solutions for corporations; core speech technologies marketed to OEMs; end user and retail applications for continuous speech products in horizontal and vertical markets; and document creation, human and machine translation services, Internet translation offerings, and linguistics tools. L&H's products and services originate in four basic areas; automatic speech recognition (ASR), text-to-speech (TTS), digital speech and music compression (SMC) and text-to-text (translation).

          The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1998.



(2)  PER SHARE INFORMATION

          Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options ,bonds and warrants for the diluted computation.

          A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows (in thousands except share and per share amounts):


                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                         ----------------------------------------------------------------------------
                                                 1998               1999                1998               1999
                                         ----------------------------------------------------------------------------


Net income (loss)                              $   (20,626)        $      9,586        $   (21,443)      $     20,651

Weighted average number of common shares outstanding during the period:

      Basic                                     97,968,760          111,605,554         96,376,446        110,391,182
      Dilutive stock options                         -----            6,677,156              -----          6,726,688
      Dilutive bonds                                 -----              281,708              -----            279,430
      Dilutive warrants                              -----              131,002              -----            133,564
                                               -----------         ------------        -----------       ------------
      Diluted                                   97,968,760          118,695,420         96,376,446        117,530,864

Net income (loss) per common share:

     Basic                                     $     (0.21)        $       0.09        $     (0.22)      $       0.19

     Diluted                                   $     (0.21)        $       0.08        $     (0.22)      $       0.18

(3)  BUSINESS ACQUISITIONS

          In June 1999, the Company acquired Brussels Translation Group N.V. ("BTG") for approximately $41.5 million in cash, net of cash received. Immediately after the acquisition, the Company paid off the debt in BTG to the banks for approximately $17 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

        Assets acquired:
          Working capital.......................................$ (2,737)
          Goodwill and other intangibles........................  62,093
        Liabilities assumed..................................... (16,998)
                                                                --------
                                                                $ 42,358

          The following summary pro forma condensed consolidated financial information reflects the acquisition of BTG as if it had occurred on January 1, 1999 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the BTG acquisition in fact occurred on January 1, 1999 and is not intended to project the Company's results of operations for any future period or date.

          Pro forma condensed consolidated financial information for the period ended June 30, 1999 (in thousands except share and per share amounts):

                                                              Ended June 30, 1999
                                                           ------------------------

     Net sales                                                         $    144,745
     Gross profit                                                      $    105,489
     Income from operations                                            $     22,413
     Net income                                                        $     14,892
     Basic earnings per common share                                   $       0.13
     Diluted earnings per common share                                 $       0.13
     Basic weighted average number of shares outstanding                110,391,182
     Diluted weighted average number of shares outstanding              117,530,864

          In June 1999, the Company acquired Flanders Dialogue Company N.V. ("FDC") for approximately $3.0 million in cash, net of cash received. Immediately after the acquisition, the Company paid off the debt in FDC for approximately $2.4 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

        Assets acquired:
          Working capital......................$   772
          Property and equipment...............     66
                                                 5,562
          Goodwill.............................
          Liabilities assumed.................. (2,363)
                                               -------
                                               $ 4,037
                                               =======

(4)  SHAREHOLDERS' EQUITY

          On March 19, 1999 Microsoft Corporation exercised warrants to purchase 1,714,284 shares of Common Stock with an exercise price of $8.75 per share.

          On May 5, 1999 Intel Atlantic Inc. invested $30 million by subscribing to 895,932 automatically convertible shares. Each share is convertible into one share of Common Stock, subject to adjustment in certain circumstances.

(5)  CONTINGENCIES

     Class Action Lawsuits

         The Company is a named party in several class actions lawsuits which allege, in general, that the Company improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. The lawsuits contend that the Company's actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "34 Act") and Rule 10b-5 promulgated under the '34 Act. Plaintiffs filed these lawsuits on behalf of all purchasers of the Company's common stock during varying periods which range from as early as April 28, 1997 through December 4, 1998. These plaintiffs seek: (1) unspecified compensatory damages; (2) attorneys' and experts' fees; and (3) other relief.

       The Company believes that the claims are groundless and is vigorously defending itself. Nevertheless, class action litigation can be expensive and time consuming. Although the Company cannot make any guarantees regarding the outcome of these actions, it believes that the outcome will not have a material adverse effect on the Company's business, financial condition or results of operations.

(6)  SEGMENT INFORMATION

     The following tables summarize financial information by geographic area (in thousands):

          Revenues by Destination
                                                Three Months Ended June 30,                    Six Months Ended June 30,
                                 -----------------------------------------------          --------------------------------
                                                1998                    1999                   1998                1999
                                 -----------------------------------------------          --------------------------------
     United States                             $19,958                 $18,691                 $34,171            $ 38,845
     Europe, other                              23,787                  29,328                  43,402              66,502
     Singapore                                     ---                  25,436                     ---              35,866
     Korea.....................                    150                   1,124                     245               1,221
     Far East,other............                  1,096                   1,436                   2,238               4,289
                                               -------                 -------                 -------            --------
                                               $44,991                 $76,015                 $80,056            $146,723
                                               =======                 =======                 =======            ========

Long-lived Assets
                                    June 30,
                   -------------------------------------------
                           1998                  1999
                   -------------------------------------------
United States....              $ 48,569               $118,627
Belgium..........                49,125                123,913
Europe, other....                50,889                 91,883
Singapore........                   ---                  5,137
Korea............                   ---                  1,132
Far East,other...                 3,071                  4,818
                               --------               --------
                               $151,654               $345,510
                               ========               ========


     The following tables summarize financial information by business unit (in thousands):

 Three months ended June 30, 1998

                                          Technologies                         Consulting
                                               &                                   &
                                           Solutions        Applications        Services           Total
                                        ---------------   ---------------   ---------------   ---------------
Revenues..............................          $20,261          $ 11,373           $13,357          $ 44,991
Depreciation and amortization.........           (2,535)           (2,174)             (803)           (5,512)
Write off of in-process research and
 development..........................           (5,381)          (21,500)              ---           (26,881)
Segment profit (loss).................            9,453           (16,834)            4,803            (2,578)


 Six months ended June 30, 1998

                                          Technologies                         Consulting
                                               &                                   &
                                           Solutions        Applications        Services           Total
                                        ---------------   ---------------   ---------------   ---------------
Revenues..............................         $ 35,582          $ 19,264           $25,210          $ 80,056
Depreciation and amortization.........           (7,089)           (3,825)           (1,600)          (12,515)
Write off of in-process research and
 development..........................          (12,910)          (21,500)              ---           (34,410)
Segment profit (loss).................           10,420           (13,226)            8,820             6,014

 Three months ended June 30, 1999

                                          Technologies                         Consulting
                                               &                                   &
                                           Solutions        Applications        Services           Total
                                        ---------------   ---------------   ---------------   ---------------
Revenues..............................          $26,485           $28,984           $20,546          $76,015
Depreciation and amortization.........           (3,631)           (4,081)           (1,479)          (9,191)
Segment profit........................           20,300            20,223             7,003           47,526


 Six months ended June 30, 1999

                                          Technologies                         Consulting
                                               &                                   &
                                           Solutions        Applications        Services           Total
                                        ---------------   ---------------   ---------------   ---------------
Revenues..............................          $51,211          $ 51,552           $43,960         $146,723
Depreciation and amortization.........           (6,187)          (10,467)           (3,079)         (19,733)
Segment profit........................           39,682            32,544            14,727           86,953



 Total assets and capital expenditures

                                          Technologies                         Consulting
                                               &                                   &
                                           Solutions        Applications        Services           Total
                                        ---------------   ---------------   ---------------   ---------------
As per June 30,1998:
--------------------
Segment assets........................         $ 71,366         $ 64,788         $ 46,960        $183,114
Capital expenditures..................            1,900            1,057              689           3,646

As per June 30,1999:
--------------------
Segment assets........................         $169,099         $144,172         $101,378        $414,649
Capital expenditures..................            2,000            1,122              877           3,999

 Reconciliation of Segment Information

                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                           -------------------------------------------------------------------------------
                                                    1998                 1999                1998               1999
                                           -------------------------------------------------------------------------------
    Profit (loss) for reportable segments.             $ (2,578)            $ 47,526           $  6,014           $ 86,953
     Unallocated amounts:
      General and administrative..........              (10,307)             (21,184)           (19,094)           (39,867)
      Research and development............               (5,105)             (10,810)            (9,857)           (20,615)
      Other income (expense)..............               (1,393)               1,839              3,080              8,337
                                                       --------             --------           --------           --------
     Profit (loss) before income taxes                 $(19,383)            $ 17,371           $(19,857)          $ 34,808
      and minority interest...............


                                                                              June 30,
                                                                 ----------------------------------
                                                                       1998              1999
                                                                 ----------------------------------
     Total assets for reportable segments......................          $183,114          $414,649
      Unallocated amounts :
        Cash...................................................           232,193           152,089
        Marketable securities..................................               ---             1,077
        Other current assets...................................            10,191            15,975
        Investments............................................            11,294            18,006
        Deferred financing costs...............................                68               ---
        Deferred tax assets....................................             4,124             4,507
                                                                         --------          --------
     Total assets..............................................          $440,984          $606,303
                                                                         ========          ========

(7)  COMPREHENSIVE INCOME (LOSS)

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to the change in the cumulative translation adjustment and is presented separately on the balance sheet as required.

          A reconciliation of comprehensive income (loss) is as follows (in thousands):

                                                   Three Months Ended             Six Months Ended
                                               ---------------------------  ----------------------------
                                                        June 30,                      June 30,
                                               ---------------------------  ----------------------------
                                                   1998           1999          1998           1999
                                               -------------  ------------  -------------  -------------
  Net (loss) income as reported............        $(20,626)      $ 9,586       $(21,443)      $ 20,651
  Change in the cumulative translation
   adjustment.. ...........................           3,121        (4,667)          (678)       (15,635)
                                                   --------       -------       --------       --------
  Comprehensive (loss) income..............        $(17,505)      $ 4,919       $(22,121)      $  5,016
                                                   ========       =======       ========       ========



(8)  RECENT ACCOUNTING PRONOUNCEMENTS

          In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-
     1), which requires that certain internal and external costs to develop or obtain software for internal use be expensed or capitalized when incurred. Generally, costs incurred during the preliminary project stage and post-implementation /operation stages must be expensed. SOP 98-1 is effective for fiscal years beginning after December15, 1998. The Company's adoption of SOP 98-1 , as of January 1,1999, is not expected to have a material impact on its consolidated financial position or results of operations.

          In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires that the cost of start-up activities be expensed as incurred. SOP 98-5 will amend provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of SOP 98-5 is not expected to have a material impact on its consolidated financial position or results of operations.

          During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement will be effective for all quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect the Statement will have on its financial position or results of operations.

(9)  SUBSEQUENT EVENTS

          Stock split

          In April 2000, the Company declared a two-for-one split of its common shares which was effective in May 2000. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the stock split.

          Acquisitions

          On September 1, 1999, pursuant to an asset purchase agreement dated May 19, 1999, between the Company and Fonix Corporation, a Delaware corporation, the Company purchased substantially all the assets of Fonix's Articulate Division based in Woburn, Massachusetts. The Company acquired Fonix's Articulate Division for a total of $24 million in cash (subject to adjustment), with an additional earn-out of up to $4 million spread over two years based upon performance.

          On September 10, 1999, the Company acquired Bumil Information & Communications, Co. Ltd. ("Bumil"), a developer of interactive voice, call center and other telecommunications market applications based in Seoul, Korea, for a total of $25 million in cash, with up to an additional $25 million earn-out to be paid in January 2001, based upon performance.

          On October 1, 1999, pursuant to an asset purchase agreement dated August 6, 1999, between the Company and Milestone Group Holdings Limited, a company incorporated in England and Wales, the Company purchased the assets of Computer Aided Medical Supplies Limited ("CAMS") based in the United Kingdom. The Company acquired CAMS for a total of (Pounds)3.8 million (approximately $6 million) in cash. This includes a (Pounds)2 million (approximately $3.2 million) earn-out based upon certain financial targets and conditions.

     PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Certain statements in this Quarterly Report, including the narrative text, captions, and graphics may constitute forward-looking statements. These statements include, but are not limited to, statements involving the financial and other contributions expected from our acquisitions, development plans and recently introduced products, and the timing of the introduction of new products, technologies and solutions. There can be no assurance that actual results will not be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ from those anticipated in these forward looking statements include known and unknown risks, including uncertainty of new product development, the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, early stage of development of the speech and language technology markets, our ability to manage our growth and changing business, the retention of key technical and other personnel, currency and other risks related to international operations, rapid technological change and intense competition, as well as other risks set forth in the company's filings with the Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstance on which any such statement is based.

STRATEGIC OVERVIEW

     From 1994 through the middle of 1996, we were solely in the business of developing and licensing core speech technologies. Commencing in the second half of 1996, we started to expand our business into applications and services. These applications and services have grown to include dictation, machine and human translation, including Internet/intranet translation, education, telephony and embedded solutions, as well as consulting and localization services. While expanding into these applications and services, we have continued to strengthen our technology leadership in core speech and language technologies. As a result, we believe that we offer the broadest portfolio of speech and language technologies, including automatic speech recognition, text-to-speech, speech and music compression, machine translation and linguistic components. We further believe that our introduction of breakthrough technologies, such as RealSpeak(TM) for text-to-speech, will further strengthen our position in technology licensing and telephony solutions.

     We have further enhanced our competitive position by developing speech and language technologies and applications for a number of languages. We have traditionally developed these technologies and applications for twelve key languages: American English; UK English; German; French; Italian; Spanish; Portuguese; Dutch; Korean; Arabic; Chinese and Japanese. We believe that there may develop a significant demand for additional language versions of our technologies and applications in response to many factors, including the increasing use of speech as a user interface for computers, the growth of the Internet and the potential demand of real-time translation, and the globalization of telecommunication. To address these large potential markets, beginning in the second half of 1998, we have implemented a strategy to expand the breadth of our speech and language technologies to include up to a total of 36 languages. We have licensed our software development kits and tools to strategic partners to develop additional language versions of our technologies and applications. These strategic partners generally take the financial risk and share in the rewards for speech and language applications for these additional languages. Through June 30, 1999 we had entered into strategic alliances for the development of Bahassa, Czech, Farsi, Greek, Hungarian, Polish, other Slavic languages, Thai, Tamil, Hindu, Turkish, Vietnamese, Urdu, Malay, Taiwanese, and Scandinavian languages.

     In 1997, we began licensing our software development kits and tools to selected developers in various areas. Since that time, we have refined and enhanced our development kits and tools. It is now our policy to expand our licensing of these development kits and tools to strategic partners and applications developers for the development and commercialization of speech and language applications in a wide range of markets and languages.

     We also intend to focus on developing telephony applications and embedded solutions for the wireless consumer and automotive electronics markets. In addition, we intend to develop and apply our technologies to deliver corporate solutions for Internet and e-commerce companies, as well as intranet and client/server environments. We recently announced our intention to form a development company with Intel to develop e-commerce and telephony solutions based on our technologies. This company, iSAILSolutions, was formed in July 1999. We believe that this company will represent part of the foundation for our focus in these areas.

     In connection with our expansion of our business into speech and language applications, we have successfully entered the dictation, machine translation and education markets. Our award winning Voice Xpress products have facilitated our entry into the retail computer application market. We have also expanded our reach into the medical dictation market. We intend to leverage our position in this market where we believe the estimated $6 billion transcription market, as well as the medical record market, represent a large potential area of growth for us. Our pending acquisition of the Articulate Systems division of Fonix Corporation is targeted at this market. We believe that Articulate's technology together with our medical solutions will enable us to offer compelling solutions for the medical dictation market to reduce the cost of transcription and integrating transcribed information with medical record charts. We have also introduced end-user applications for the educational and machine translation markets, as well as vertical dictation markets such as legal and law enforcement.

     We have traditionally provided our translation and localization services to large corporations in the information technology, telephony, automotive and aerospace markets. These projects are often multi-million dollar, long-term projects. We have recently introduced our Internet Translation service, which we believe will enable us to further expand our existing translation services business.

FINANCIAL OVERVIEW

  In 1998 we operated and reported our revenues and associated costs in four divisions: core speech technologies; dictation technologies; language technologies; and translation services. In January 1999, we reorganized our business into three customer-focused divisions: Speech and language technologies and solutions; speech and language applications; and speech and language consulting and services.

  Our speech and language technologies and solutions division focuses on licensing our core speech and language technologies and development tools for those technologies. We derive our speech and language technologies and solutions revenue primarily from the licensing of these technologies and tools to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors, that incorporate our technologies in their products or products under development. Payments under our license agreements include nonrefundable, up-front license fees, including up-front minimum royalties, ongoing license fees, engineering fees or any combination of these payments. Nonrefundable up-front license fees are often based upon a percentage of projected sales volume over the term of the license agreement and have represented a majority of our core technologies and solutions revenue. We also received nonrefundable up-front license fees in connection with the license of our development tools to strategic partners to develop additional language versions of our core speech technology products. Ongoing license fees are based upon sales of products incorporating our technologies. Due to licenses to customers that ultimately sell products incorporating our technologies to end-users through retail channels, we anticipate that future revenues from our speech and language technologies and solutions division will be seasonal, with higher revenues in the third and fourth quarters.

  Our speech and language applications division offers a wide range of end-user applications, including dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC and Internet-based translation software and educational software. Markets addressed by these applications include healthcare, legal, public safety and general personal computer markets. We generally license these products through retail channels, directly to hospitals and large institutions, and through value added resellers. Our speech and language applications revenue also includes nonrefundable up-front license fees received from strategic partners in connection with the license of our development tools to develop additional language versions of our applications products. We anticipate that revenue from sales of speech and language applications to the general personal computer market will be seasonal, with higher revenue in the third and fourth quarters.

  Our speech and language consulting and services division provides a wide range of linguistic services, which included document translation and software localization services, including our recently introduced Internet/intranet based machine translation services. We provide our linguistic services in various languages to a wide range of customers, with an emphasis on the computer and consumer product industries. As a result, these revenues tend to be somewhat seasonal, with lower revenues in the first and second quarters.

  Our business is conducted worldwide, primarily in Western Europe, the United States and Asia. Our revenues, other than translation services revenue, are primarily denominated in U.S. dollars. Translation services revenue is primarily denominated in local currencies. We incur expenses primarily in Belgian francs and U.S. dollars, as well as in a number of other currencies.
Our business will be subject to risks of currency fluctuations as well as other risks generally associated with international sales. The average exchange rates used for converting Belgian francs to U.S. dollars for our results of operations were 37.30 and 37.12 Belgian francs per U.S. dollar for the first six months of 1998 and 1999, respectively.


RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                               -----------------------------  ---------------------------
                                                                    1998           1999           1998           1999
                                                               --------------  -------------  -------------  ------------
Revenues:
  Technologies & solutions...................................             45%            35%            44%           35%
  Applications...............................................             25             38             24            35
  Consulting & services......................................             30             27             32            30
                                                                        ----           ----           ----          ----
     Total revenues..........................................            100            100            100           100
Cost of revenues:
  Technologies & solutions...................................              7              3              6             3
  Applications...............................................             10              6              9             6
  Consulting & services......................................             17             16             18            18
                                                                        ----           ----           ----          ----
     Total cost of revenues..................................             34             25             33            27
Operating expenses:
  General & administrative...................................             11             10             12            11
  Marketing & sales..........................................             17             20             16            19
  Research & development.....................................             11             14             12            14
  Amortization and write-off of goodwill.....................              7             10             12            10
  Write-off of in-process research and development...........             60             --             43            --
  Other operating expense....................................             --             --             --             1
                                                                        ----           ----           ----          ----
     Total operating expenses................................            140             79            128            82
                                                                        ----           ----           ----          ----
Operating income (loss)......................................            (40)            21            (28)           18
                                                                        ----           ----           ----          ----
Other (income) expense.......................................              3             (2)            (4)           (6)
                                                                        ----           ----           ----          ----
Minority interests...........................................              2              1              1             2
                                                                        ----           ----           ----          ----
Provision for income taxes...................................              1%             9%             1%            8%
                                                                        ----           ----           ----          ----

  Revenues.   Total revenues increased 69% to approximately $76.0 million in the second quarter of 1999 from approximately $45.0 million in the second quarter of fiscal 1998. For the first six months of 1999, total revenues increased 83% to approximately $146.7 million from approximately $80.0 million in the first six months of 1998. These increases were attributable to increases in revenues of all of our divisions.

     Speech and language technologies and solutions revenue increased by 31% to approximately $26.5 million in the second quarter of 1999 from approximately $20.3 million in the second quarter of 1998. In the first six months of 1999, this revenue increased by 44% to approximately $51.2 million from approximately $35.6 million in the first six months of 1998. The increases were primarily attributable to the addition of revenue associated with the license of our development tools and an increase in license revenues associated with the telecom market. In the second quarter and first six months of 1999, our technologies and solutions revenue included approximately $8.0 million and $14.0 million, respectively, in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions of our core speech and language technologies. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation Group project. In the second quarter and first six months of 1998, we had approximately $2.3 million and $4.5 million, respectively, of engineering revenue from the Brussels Translation Group, compared to only $1.0 million of such revenue in the first quarter of 1999.

     Speech and language applications revenue increased by 155% to approximately $29.0 million in the second quarter of 1999 from approximately $11.4 million in the second quarter of 1998. In the first six months of 1999, this revenue increased by 167% to approximately $51.5 million from approximately $19.3 million in the first six months of 1998. These increases were primarily attributable to an increase in product revenue in both the industry solutions and retail channels, as well as the addition of revenue associated with the license of our development tools. In the second quarter and first six months of 1999, our applications revenue included approximately $8.0 million and $14.0 million, respectively, in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions of our applications products. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation Group project that was completed in the first quarter of this year. In the second quarter and first six months of 1998, we had approximately $2.3 million and $4.5 million, respectively, of engineering revenue from the Brussels Translation Group, compared to only $1.0 million of such revenue in the first quarter of 1999.

     Speech and language consulting and services revenue increased by 54% to approximately $20.5 million in second quarter of 1999 from approximately $13.3 million in the second quarter of 1998. In the first six months of 1999, this revenue increased by 74% to approximately $44.0 million from approximately $25.2 million in the first six months of 1998. These increases were primarily attributable to our acquisition of additional translation services businesses as well as internal growth. In the second quarter and first six months of 1999, revenues from Microsoft and its affiliates constituted 9.9% and 10.5%, respectively, of our translation services revenue. Revenues in this division had decreased 12%, or approximately $2.9 million in the second quarter of 1999 compared to the first quarter of the year. We attribute this decrease to a delay in receiving major translation and localization projects from some of our larger customers and to the seasonality of this business. We expect revenues in this division to increase in the third quarter of 1999 as a result of major translation and localization contracts entered into in the beginning of that quarter.

     Cost of Revenues. Total cost of revenues as a percentage of revenues decreased to 25% in the second quarter of 1999 from 34% in the second quarter of 1998, and to 27% in the first six months of 1999 from 33% in the first six months of 1998. These increases were primarily attributable to an improvement in margins of both our technologies and solutions, and applications divisions.

     Costs of speech and language technologies and solutions revenue as a percentage of such revenue decreased to 10% in the second quarter and first six months of 1999 from 14% in the second quarter of 1998 and 15% in the first six months of 1998. Our improvement in margins was primarily attributable to a more favorable mix of sales of products and technologies with relatively lower costs of sales in 1999 compared to 1998.

     Costs of speech and language applications revenue as a percentage of such revenue decreased to 16% in the second quarter of 1999 from 40% in the second quarter of 1998 and to 17% in the first six months of 1999 compared to 37% in the first six months of 1998. This improvement was primarily attributable to the effect of price reductions and rebate programs for older versions of our dictation and other applications products in 1998 upon our introduction of new products and product enhancements and in response to competition, and to the increased percentage of license revenue which provides us with high gross margins.

     Cost of consulting and services revenue as a percentage of such revenues remained substantially unchanged at 58% in the second quarters of 1999 and 1998 and 59% in the first six months of those years.

     General and Administrative Expense. General and administrative expense increased 55% to approximately $8.0 million, 10% of total revenues, in the second quarter of 1999 from approximately $5.1 million, 11% of total revenues, in the second quarter of 1998. In the first six months of 1999, general and administrative expense increased 63% to approximately $16.3 million, 11% of total revenues, from approximately $10.0 million, 12% of total revenues, in the first six months of 1998. The increase in general and administrative expense was primarily attributable to inclusion of general and administrative expenses for our acquired businesses for the periods after their acquisition, to increased personnel and related costs to support our revenue growth. The increase was also attributable to non-recurring legal and accounting expenses incurred in connection with the U.S. Securities Exchange Commission review of our registration statements and associated filings. This review was completed in April 1999.

     Marketing and Sales Expense. Marketing and sales expense increased 99% to approximately $14.9 million, 20% of total revenues, in the second quarter of 1999 compared to approximately $7.5 million, 17% of total revenues, in the second quarter of 1998. In the first six months of 1999, marketing and sales expense increased 124% to approximately $27.9 million, 19% of total revenues, from approximately $12.5 million, 16% of total revenue, in the first six months of 1998. The increase in marketing and sales expense was primarily attributable to increased sales as well as our increased marketing efforts relating to our introduction and building brand awareness for our dictation and other products in the retail channel.

     Research and Development Expense. Research and development expense increased 112% to approximately $10.8 million, 14% of total revenues, in the second quarter of 1999 from approximately $5.1 million, 11% of total revenues, in the second quarter of 1998. In the first six months of 1999, research and development expense increased 109% to approximately $20.6 million, 14% of total revenues, from approximately $9.9 million, 12% of total revenues, in the first six months of 1998. This increase was primarily attributable to inclusion of research and development expenses for our acquired businesses for the periods after their acquisition, increased staffing and reallocation of personnel to research and development.

     Amortization and Write-off of Goodwill. Our amortization of goodwill increased 129% to approximately $7.2 million, 10% of total revenues, in the second quarter of 1999, from approximately $3.2 million, 7% of total revenues, in the second quarter of 1998. In the first six months of 1999, our amortization of goodwill, exclusive of write-offs, increased 165% to approximately $14.4 million, 10% of total revenues from approximately $5.4 million, 7% of total revenues, in the first six months of 1998. In addition, during the first quarter of 1998, we wrote-off $3.7 million of goodwill associated with our acquisition of Berkeley Speech Technologies, Inc. and BeSTspeech Products, Inc. At the end of the second quarter of 1999, we acquired Brussels Translation Group for a total purchase price of approximately $42.3, of which approximately $62.1 million has been allocated to goodwill.

     Write-off of In-process Research and Development. In the first six months of 1999 we recorded no charges for the write-off of in-process research and development. This compares to approximately $34.4 million of such write-offs in the first six months of 1998. These charges were incurred primarily in connection with our acquisitions of Applications Technology, Inc., the linguistic components division of Inso Corporation, and Dictation Consortium N.V.

     Other Income/Expense. Our other income/expense includes interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses, our share in loss of unconsolidated affiliates and debt conversion expense. We recognized net other income of approximately $8.3 million in the first six months of 1999, compared to net other income of approximately $3.1 million in the comparable period in 1998. This increase was primarily a result of increased net interest income attributable to our increased cash and investment balances, and to an increase in our foreign exchange gains. Our foreign exchange gains and losses have been primarily attributable to unrealized exchange gains resulting from the increase and decrease in the value of the U.S. dollar in relation to the Belgian franc and other functional currencies of our non-U.S. subsidiaries, principally the Korean won and euro, as well as the increase and decrease in our dollar denominated assets. A significant portion of our cash and short-term investments is denominated in U.S. dollars. Because our functional currency for our non-U.S. operations is their local currency, we are required to recognize unrealized foreign exchange gains with respect to our U.S. dollar denominated assets of these operations when the value of the U.S. dollar increases in relation to their functional currency and unrealized foreign exchange losses when the relative value of the U.S. dollar decreases. Our net foreign exchange gains were $4.5 million in the first six months of 1999.

     Minority Interest. Our minority interest expense net of tax benefit relates to our share of the distribution obligations under the $156.0 million of preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense increased to $1.1 million and $2.3 million in the second quarter and first six months of 1999, respectively, compared to $0.7 million in the comparable periods in 1998.

     Provision for Income Taxes.   In the second quarter and the first six
months of 1999 we recognized an income tax expense of approximately $6.7 million and 11.9 million, respectively, compared to approximately $545,000 and $888,000 in the comparable periods in 1998. The increase in our provision for income taxes reflects the depletion of the tax loss carry-forwards of our Belgian parent company, as well as tax charges for acquired businesses outside of Belgium.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, we had working capital of approximately $184.9 million, including approximately $153.2 million in cash and marketable securities.

     In the first six months of 1999, our operating activities provided approximately $23.8 million of cash. Our net income of approximately $20.7 million included non-cash expenses of approximately $14.4 million of amortization of goodwill, $2.3 million of amortization of software development costs, $3.0 million of depreciation. An increase in accrued expenses net of accounts payable also provided $1.7 million of cash. Our uses of cash included an increase in accounts receivable of approximately $16.7 million and an increase in prepaid expenses and other current assets of approximately $1.8 million. The increase in accounts receivable was primarily attributable to our increased revenues. Our sales days outstanding of our accounts receivable decreased to 103 at June 30, 1999 from 112 at March 31, 1999.

     In the first six months of 1999, our investing activities used approximately $66.9 million of cash, including approximately $48.2 million for acquisitions, approximately $7.0 million for the acquisition of licenses and software development costs capitalized, approximately $4.0 million in additions to property and equipment, and approximately $8.6 million of investments in associated companies. In May 1999, we entered into an agreement to purchase the assets of the Articulate Systems Division of Fonix Corporation. The agreement, which is subject to customary conditions to closing, including the approval of Fonix stockholders, will require us to pay Fonix a purchase price of approximately $24.0 of cash at closing. We will also be required to pay Fonix up to a maximum of $4.0 million following the closing if financial performance
targets are reached during a two year period following the acquisition.     In
June 1999, we acquired 100% of the outstanding shares of Brussels Translation for aggregate consideration consisting of approximately $42.3 million in cash and the assumption of approximately $17.0 million in debt. We expect to continue to seek acquisition candidates in our targeted markets. We also expect to continue to incur capital expenditures to support our anticipated growth.

     In the first six months of 1999, our financing activities provided us approximately $19.3 million of cash, primarily attributable to approximately $52.4 million from the sale of common stock, including $15.0 million from the investment by Microsoft and approximately $28.0 million from the investment by Intel. These sources of cash were partially offset by a total of approximately $26.9 million in repayment of our long term debt and capital lease obligations.

     We are a defendant in several class action lawsuits that allege, in general, that we improperly accounted for write-offs of acquired in-process research and development. The plaintiffs filed these lawsuits on behalf of all purchasers of our common stock during varying period which range from as early as April 1997 through December 4, 1998. These plaintiffs seek unspecified compensatory damages, attorneys' and experts' fees and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, class action litigation can be expensive and time consuming. Although we cannot make any guarantees regarding the outcome of these actions, we believe that the outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We believe that our existing resources, including our bank lines of credit, and the anticipated cash generated from operations, will be sufficient to fund our planned operations for at least the next 12 months. However, we may seek additional sources of cash during the year to increase our financial flexibility or to fund acquisitions. The sufficiency of our resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm our business, including without limitation the risk factors referred to above.


YEAR 2000 READINESS DISCLOSURE

     The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four to define the applicable year. This could result in system failure or miscalculations causing disruptions of operations, including loss of customers or orders, increased operating costs, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentations, or breach of contract. Undetected year 2000 problems may cause us to experience negative consequences and significant costs. Our vendors, suppliers and customers could also experience negative consequences and significant costs that could materially harm our business.

     We may be affected by year 2000 issues related to non-compliant information technology systems or non-information technology systems we use internally. The computer software and hardware we operate represent the primary internal elements subject to year 2000 risk. Computer software and hardware include networking, operating and applications software that we currently use, as well as those that we plan to install prior to the year 2000, and the hardware platforms upon which the operating and software applications operate. Other internal elements subject to risk include fax machines, security systems, heating and air conditioning systems, telephone and other telecommunications systems, copiers and sprinklers.

     We have substantially completed our assessment of the systems and products we sell to customers. We are not currently aware of any year 2000 problems relating to systems or products we sell that would materially harm our business. However, we cannot assure that we will not in the future identify material noncompliant systems. Furthermore, if we do identify any material noncompliant systems, we cannot assure that the steps that we take will be sufficient to make such systems compliant. We have discovered an instance of a noncompliant product based on Microsoft's DOS operating system. We have notified customers that use this product of the potential problem and have proposed a solution. We do not believe that this problem will materially harm our business.

     We believe that we have taken reasonable steps to confirm that all third party equipment and software we incorporate into our products and software is year 2000 compliant. These steps include verbal and written confirmation with the relevant third parties and, in some cases, internal testing of software or products. However, we cannot assure that we will identify material noncompliant systems operated by third parties. Furthermore, if we do identify any such material noncompliant systems, we cannot assure that the steps, if any, that such third parties take will be sufficient to make such systems compliant.

     Our products and software are often sold to be integrated into or interface with third party products or software. We have not taken, and do not plan to take, steps to contact customers or other third parties into whose products our products and software may be integrated or interfaced regarding year 2000 issues. We depend upon the success of our customers to develop and market products incorporating our technology for a significant portion of our revenue. Accordingly, failures by our customers to operate properly with regard to year 2000 issues or to adequately address year 2000 issues could materially harm our business.

     Even if third parties such as our suppliers, service providers and customers are year 2000 compliant, they could experience difficulties resulting from year 2000 issues affecting other third parties with whom they do business. Because the cost and timing of year 2000 compliance by third parties is not within our control, we cannot give any assurance with respect to such efforts or any potential adverse effects to us of any failure by third parties to achieve year 2000 compliance. As a result, although we do not currently anticipate that we will experience any material shipment delays from our material product suppliers or any material sales delays from our major customers due to year 2000 issues, such third parties may directly or indirectly experience year 2000 problems. Any such problems may materially harm our business.

     As we can give no assurance as to the readiness or compliance of third parties with respect to the year 2000, we have established a team of individuals to be on call during the beginning of January 2000 to respond quickly should any unanticipated year 2000 problems arise. We cannot assure that this team will be able to respond effectively.

     We have not incurred in the past, and do not expect to incur in the future, material expenses in connection with the year 2000 issue. We may, however, be incorrect in our assessment of the year 2000 impact upon our business. In the case of an incorrect assessment, we may incur material expenses in connection with the year 2000 issue in the future.

     To the extent that we fail to identify material noncompliant information technology systems or non-information technology systems that we operate or that third parties operate, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond our control. A systemic failure could take the form of a prolonged telecommunications or electrical failure, or a general disruption in global business activities.

     We believe that the primary business risks, in the event of such failure or other disruption, would include, but not be limited to:

 .  loss of customers or orders;
 .  increased operating costs;
 . disruptions in product shipments; and . other business interruptions of a material nature such as claims of mismanagement, misrepresentation, or breach of contract.

     Any of these business risks could materially harm our business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

   The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

 .  interest rates on debt; and
 .  foreign exchange rates.

     The following risk management discussion and the estimated amounts generated from the analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods that we use to assess and mitigate the risks discussed above should not be considered projections of future events or losses.

INTEREST RATES

  We centrally manage our debt and overall financing strategies using a combination of short-term and long-term debt with either fixed or variable interest rates. We generally do not hedge our exposure to interest rate fluctuations through the use of derivative instruments.

  Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of June 1999, the Company has approximately $20.4 million in fixed rate debt.

FOREIGN EXCHANGE

  Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors.

     Changes in currency exchange rates that would have the largest impact on translating our non-U.S. dollar operating profit include the Belgian franc, the British pound and the German mark. The currency exchange rates to the U.S. dollar at December 31,1998 and June 30,1999, respectively, are as follows:

---------------------------------------------------------------------------
Foreign currency               Exchange rate to the U.S. Dollar
---------------------------------------------------------------------------
                       December 31,1998               June 30,1999
---------------------------------------------------------------------------
  BEF                       34.57                        39.06
---------------------------------------------------------------------------
  GBP                        0.61                         0.64
---------------------------------------------------------------------------
  DEM                        1.68                         1.89
---------------------------------------------------------------------------


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       No Material Developments.

ITEM 2.  CHANGES IN SECURITIES

       (All data in this Item 2 related to shares and per share amounts have been adjusted to reflect a two-for-one stock split of the Company's common stock distributed on May 12, 2000 to stockholders of record on April 28, 2000.)

       The Company's 8% Convertible Subordinated Notes are convertible into shares of the Company's common stock at a conversion price of $5.1256 per share, subject to adjustment under certain circumstances.

       On following dates, the Company issued shares of its common stock to holders of its 8% Convertible Subordinated Notes upon conversion thereof, as follows:

          DATE                COMMON STOCK ISSUED
          -----------------   -------------------

          May 6, 1999                  31,214
          June 8, 1999                 37,068
          June 16, 1999                61,454

       On May 5, 1999, the Company, Intel Atlantic Inc. ("Intel"), and Stichting Administratiekantoor L&H-ACS, a Dutch Trust Foundation (the "Trust") entered into a Securities Subscription Agreement, pursuant to which Intel invested $30 million in the Company via the Trust. The Trust subscribed to 895,932 shares of Automatically Convertible Stock ("ACOs") of the Company at a price of $33.484684 per share. The Trust holds the ACOs in trust and on behalf of Intel and exercises the voting rights and all other rights attached to the ACOs. In exchange for the acquisition and holding in trust of the ACOs, the Trust issued to Intel the Trust Foundation Certificates which are exchangeable on and after November 5, 2000 into shares of the ACOs or upon conversion thereof, into shares of the common stock of the Company. Each ACO is currently convertible into two shares of the Company's common stock.

With regard to the transaction mentioned above, the Company relied upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), and Section 4(2) of the Act as exemptions from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions..

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on May 21, 1999. At the meeting, a total of 20,031,796 shares or 36% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

     1. A proposal to approve the annual accounts of the Company closed on December 31, 1998 including the allocation of the results set forth therein, in accordance with Belgian Law.

          For: 19,965,098    Against: 27,012    Abstain: 39,686

     2. A proposal to grant discharge under Belgian Law to all directors of the Company for the execution of their mandate for the fiscal year ended December 31, 1998.

          For: 19,897,307    Against: 78,918    Abstain: 55,571


     3. A proposal to grant discharge under Belgian Law to the statutory auditor of the Company for the execution of its mandate for the fiscal year ended December 31, 1998.

          For: 19,919,783    Against: 58,392    Abstain: 53,621

     4. A proposal to elect Gerard Van Acker as director of the Company, to hold office until the 2001 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

          For: 19,961,029    Against: 34,170    Abstain: 36,597

     5. A proposal to elect Francis Vanderhoydonck as director of the Company, to hold office until the 2001 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

          For: 19,954,953    Against: 36,810    Abstain: 40,033

     6.   A proposal to appoint Klynveld Peat Marwick Goerdeler
          Bedrijfsrevisoren as independent statutory auditors of the Company for a three-year period ending on the Annual Meeting of Stockholders in 2002.

          For: 19,968,908    Against: 34,840    Abstain: 28,048

          The directors of the Company whose terms of office as a director continued after the Annual Meeting were: (1) Jo Lernout; (2) Pol Hauspie; (3) Nico Willaert; (4) Fernand Cloet; (5) Marc De Pauw; (6) Hebert Detremmerie; (7) Dirk Cauwelier; (8) Jan Coene; (9) RVD Securities N.V.; (10) Alex Vieux; (11) Gerard Van Acker; (12) Bernard Vergnes; and (13) Francis Vanderhoydonck.

ITEM 5.  OTHER INFORMATION

       In June 1999, the Company acquired all the outstanding shares of Brussels Translation Group N.V. ("BTG") for an aggregate purchase price of approximately $42.3 million and the assumption of approximately $17.0 million in debt. The Company paid $41.5 million of the purchase price for BTG in cash from our working capital. The consideration for this acquisition was determined through arms' length negotiation.

       In March, 1997, the Company entered into a software development and commercialization agreement with BTG (the "BTG Agreement") in which the Company agreed to provide engineering services for the development of BTG's Machine Translation Software. The Company completed the work under the BTG Agreement in early 1999. In addition, during 1998 and the six months ended June 30, 1999, BTG paid the Company $18.0 million and $2.0 million respectively, for engineering work performed under the BTG Agreement. Beyond these relationships, prior to the transaction described above, neither BTG nor the stockholders of BTG had any material relationship with the Company or any of its affiliates, directors or officers or any associate of any such director or officer.

       BTG, a private organization, is predominantly dedicated to the development of our iTranslator services. This development was primarily facilitated through the BTG Agreement. The Company intends to continue the business of BTG.

Item 6.   EXHIBITS AND INTERIM REPORTS
          ----------------------------

                                 EXHIBIT INDEX
                                 -------------

(a) REPORTS ON FORM 6-K
    -------------------

       During the fiscal quarter ended June 30, 1999, we were a foreign private issuer, and therefore, were not required to report on Form 8-K. Instead, we were required to report on Form 6-K. We filed the following reports on Form 6-K during the fiscal quarter ended June 30, 1999:

          1. On April 13, 1999, we filed a Form 6-K/A (in connection with our Form 6-K for August 1998) concerning certain 1998 Second Quarter financial information.
          2. On April 13, 1999, we filed a Form 6-K/A (in connection with our November 1998 Form 6-K) concerning our acquisition of TikSoft LLC and certain 1998 Second Quarter financial information.
          3. On April 13, 1999, we filed a Form 6-K/A (in connection with our Form 6-K for August 1998) concerning certain pro forma 1998 Second Quarter financial information.
          4. On April 13, 1999, we filed a Form 6-K concerning certain 1998 Third Quarter financial information.
          5. On April 19, 1999, we filed a Form 6-K concerning our 1998 Fourth Quarter results.
          6. On April 30, 1999, we filed a Form 6-K concerning certain unaudited 1998 financial information and certain pro forma financial information.
          7. On May 12, 1999, we filed a Form 6-K concerning certain audited 1998 financial information.
          8. On May 24, 1999, we filed a Form 6-K concerning proxy materials for our Annual Meeting and Extraordinary meeting of Stockholders held on May 21, 1999.
          9. On June 1, 1999, we filed a Form 6-K concerning our 1998 Annual Report to Shareholders.
          10. On June 1, 1999, we filed a Form 6-K concerning our 1999 First Quarter results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.

                                   By: /s/ Gaston Bastiaens
                                       ------------------------------------
                                       Gaston Bastiaens
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  June 30, 2000              By: /s/ Carl Dammekens
     ---------------------            ---------------------------------
                                      Carl Dammekens
                                      Senior Vice President of Finance and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)