Form 10-Q
period 1999-09-30
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-06-30
CIK 1002131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1999
                                         ------------------

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                         ---------    ----------

          Commission file number  0-27296
                                  -------

                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.
          -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          The Kingdom of Belgium                          N/A
          ------------------------             ------------------------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)        Identification No.)


          52 Third Avenue, Burlington, Massachusetts         01803
          ------------------------------------------   ----------------
               (Address of principal executive             (Zip code)
                      offices in the U.S.)

       Registrant's telephone number including area code: (781) 203-5000
                                                          --------------


          -------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                   FORM 10-Q
                                   ---------
                                     INDEX
                                     -----
                                                                            PAGE
--------------------------------------------------------------------------------

EXPLANATORY NOTE                                                              3

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed consolidated Balance Sheets at December 31, 1998
        and September 30, 1999 (unaudited)                                    4

        Condensed consolidated Statements of Operations for the Three
        and Nine Months ended September 30, 1998 and 1999 (unaudited)         6

        Condensed consolidated Statements of Cash Flows for the Nine
        Months ended September 30, 1998 and 1999 (unaudited)                  8

        Notes to Interim Condensed Consolidated Financial Statements          9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            18

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                          30


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    31

Item 2. Changes in Securities                                                31

Item 3. Defaults Upon Senior Securities                                      32

Item 4. Submission of Matters to a Vote of Security Holders                  32

Item 5. Other Information                                                    32

Item 6. Exhibits and Interim Reports                                         32

Signatures                                                                   34

                               EXPLANATORY NOTE

Until our acquisition of Dictaphone Corporation on May 5, 2000, we were a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters. On December 23, 1999, we filed a Form 6-K for our quarter and nine months ended September 30, 1999 (the "Prior Quarterly Report"). This quarterly report on Form 10-Q is being filed voluntarily by us for the same periods as the Prior Report to satisfy the filing requirements that would have been applicable to us had we not been a foreign private issuer as of September 30, 1999. Except for the adjustment of all data relating to shares and per share amounts to reflect our two-for-one stock split which was distributed on May 12, 2000, this report speaks as of the date of the Prior Quarterly Report as if this report were filed on that date. Reference is made to our reports filed with the Securities an Exchange Commission for subsequent periods, for updated information regarding our regarding our business, results of operations and financial condition.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                DECEMBER 31, 1998      SEPTEMBER 30, 1999
                                                                -----------------      ------------------
                                                                                           (Unaudited)
                           ASSETS
Current assets:
        Cash and cash equivalents...........................         $ 188,464               $  90,196
        Marketable securities...............................               965                     489
        Accounts receivable, net (1)........................            81,212                 122,871
        Value added tax and other receivables...............             2,312                   3,944
        Inventory...........................................             2,649                   3,965
        Prepaid expenses and other current assets...........             8,347                  14,654
                                                                     ---------               ---------
                 Total current assets.......................           283,949                 236,119
                                                                     ---------               ---------
Deferred tax assets.........................................             4,507                   4,507
Property and equipment, net of accumulated depreciation of
 $21,476 and $24,072, respectively..........................            23,298                  24,940
Investments.................................................            12,103                  13,538
Intangibles, net of amortization............................           245,467                 357,844
Software development costs, net of amortization.............             2,210                   3,385
                                                                     ---------               ---------
                 Total assets...............................         $ 571,534               $ 640,333
                                                                     =========               =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Notes payable.......................................         $   6,652               $   4,499
        Current portion of long-term debt...................            17,653                  13,425
        Accounts payable....................................            22,684                  19,122
        Accrued expenses....................................            37,149                  43,161
        Deferred revenue....................................             2,754                   2,580
                                                                     ---------               ---------
                 Total current liabilities..................            86,892                  82,787
Long-term debt, less current portion........................            20,004                  13,411
                                                                     ---------               ---------
                 Total liabilities..........................           106,896                  96,198
                                                                     ---------               ---------

Minority interest...........................................                 9                       -
Company-obligated mandatorily redeemable
     security of subsidiary trust holding solely
     parent convertible subordinated debentures.............           149,223                 149,079
Commitments and contingencies...............................
Shareholders' equity:
        Common shares, no par value: 108,744 and
          113,432 shares issued and outstanding at
          December 31, 1998 and September 30, 1999,
          respectively......................................           111,911                 113,728
        Additional paid-in capital..........................           353,838                 411,387
        Accumulated deficit.................................          (149,640)               (118,544)
        Accumulated other comprehensive loss................              (703)                (11,515)
                                                                     ---------               ---------
                 Total shareholders' equity.................           315,406                 395,056
                                                                     ---------               ---------
        Total liabilities and shareholders' equity..........         $ 571,534               $ 640,333
                                                                     =========               =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

(1) The following summarizes accounts receivable from companies partially owned by the Company, FLV Fund, FLV Foundation and / or L&H Investment Company and from certain other related parties. Accounts receivable at December 31, 1998 included a total of $6,135 due from Speech Systems Inc. Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Creator Ltd., FLV Telecom N.V., Hogodata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Oncuity Inc., Excalibur Technologies N.V. and e-DOCS.net Inc. Accounts receivable at September 30, 1999 included a total of $10,907 due from Speech Systems Inc., Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Hogodata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Excalibur Technologies N.V., e-DOCS.net Inc., Cellport Labs., Intel Atlantic Inc., Nordisk Sprateknologi AS, Financial Architects N.V. and Phonetic Topographic N.V., EHQ Inc., Accent Software International, Transics N.V., ESL.com Ltd., Saillabs N.V. and IRIS N.V.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in thousands, except share and per share data)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ------------------------------------------------------------
                                                         1998           1999          1998           1999
                                                   ------------------------------------------------------------
Revenues(1):
       Technologies and Solutions..........       $     20,471   $     31,033   $    56,053   $     82,244
       Applications........................             16,295         32,107        35,559         83,659
       Consulting and Services.............             18,094         24,333        43,304         68,293
                                                  ------------   ------------   -----------   ------------
            Total revenues.................             54,860         87,473       134,916        234,196
                                                  ------------   ------------   -----------   ------------
Cost of Sales:
       Technologies and Solutions..........              3,754          5,122         8,917         10,464
       Applications........................              4,078          4,709        11,243         13,250
       Consulting and Services.............             10,098         14,139        24,887         40,294
                                                  ------------   ------------   -----------   ------------
            Total cost of sales............             17,930         23,970        45,047         64,008
                                                  ------------   ------------   -----------   ------------
Selling, general and administrative........             14,730         25,500        37,189         69,747
Research and development, net..............              6,436         12,473        16,293         33,088
Amortization of goodwill and other
 business acquisition intangibles..........              3,970          8,703        13,121         23,122
Write-off of in-process research
   and development.........................             44,613            ---        79,023
Other operating expense....................              1,821            ---         1,821            ---
Non-recurring expense......................                ---            ---           ---            935
                                                  ------------   ------------   -----------   ------------
            Total operating expenses.......             89,500         70,646       192,494        190,900
                                                  ------------   ------------   -----------   ------------
Operating income (loss)....................            (34,640)        16,827       (57,578)        43,296
Other expenses (income):
     Interest and other financing expenses.                483            460         1,896            790
     Interest income.......................             (2,555)        (1,765)       (5,999)        (6,741)
     Foreign exchange gains and losses, net              4,101           (672)        1,095         (5,193)
     Share in losses of unconsolidated
      affiliates...........................                427             92         1,493            922
     Debt conversion expense...............                ---            ---           891            ---
                                                  ------------   ------------   -----------   ------------
         Total other expenses (income).....              2,456         (1,885)         (624)       (10,222)
                                                  ------------   ------------   -----------   ------------

Income (loss) before income taxes and
 minority interests........................       $    (37,096)  $     18,712   $   (56,954)  $     53,518
Provision for income taxes.................              1,002          7,178         1,890         19,058
                                                  ------------   ------------   -----------   ------------
Income (loss) before minority interest.....            (38,098)        11,534       (58,844)        34,460
                                                  ------------   ------------   -----------   ------------
Minority interest, net of taxes............              1,651          1,087         2,349          3,364
                                                  ------------   ------------   -----------   ------------

Net income (loss)..........................       $    (39,749)  $     10,447   $   (61,193)  $     31,096
                                                  ============   ============   ===========   ============
Net income (loss) per common share:

Basic......................................       $     $(0.39)  $       0.09   $     (0.62)  $       0.28
                                                  ============   ============   ===========   ============

Diluted....................................       $      (0.39)  $       0.09   $     (0.62)  $       0.26
                                                  ============   ============   ===========   ============
Weighted average number of shares
 outstanding:
Basic......................................        101,243,416    114,829,508    98,016,598    112,247,880
Diluted....................................        101,243,416    121,028,870    98,016,598    118,212,530

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

(1) The following summarizes revenues from companies partially owned by the Company, FLV Fund, FLV Foundation and/or L&H Investment Company and from certain other related parties. Revenues for the nine months ended September 30, 1998 included $24,477 million from Microsoft Corporation, Dictation Consortium N.V., Speech Systems Inc., ACI, Greater FLV Telecom, BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc. and Hogadata Benelux N.V. and for the nine months ended September 30, 1999 included $24.4 million due from Speech Systems Inc., Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V. , e-DOCS.net Inc., Omnicontact Corporation, Cellport Labs, Intel Atlantic Inc., Nordisk Sprakteknologi AS, Financial Architects N.V., Phonetic Topographic N.V., EHQ Inc., Accent Software International, Transics N.V., ESL.com Ltd. and IRIS N.V.

     Revenues for the three months ended September 30, 1998 included
     $ 8.0 million from Microsoft Corporation, Speech Systems Inc., BCB Holdings Inc., ViA Inc., Telekol Corporation and Speech Machines Plc. and for the three months ended September 30, 1999 included $8.8 million from Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V. , e-DOCS.net Inc., Omnicontact Corporation, Cellport Labs, Intel Atlantic Inc., Nordisk Sprakteknologi AS, Financial Architects N.V., Phonetic Topographic N.V., EHQ Inc., Accent Software International, Transics N.V., ESL.com Ltd. and IRIS N.V.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                             Nine Months Ended
                                                                 September 30,
                                                           ---------------------
                                                            1998         1999
                                                            ----         ----
Cash flows from operating activities:
Net income (loss)......................................   $(61,193)    $ 31,096

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Write-off of in-process research & development.........     79,023            -
Depreciation...........................................      2,539        5,282
Amortization of other intangibles, including software
development costs......................................      1,139        3,430
Amortization of goodwill and other business
acquisition intangibles................................     13,121       23,122
Gain on sale of investments............................          -         (163)
Share in loss of unconsolidated affiliates.............      1,493          922
Loss (gain) on sale of property and equipment..........          -           69
Changes in operating assets and liabilities:
  Accounts receivable, net.............................    (24,587)     (46,308)
  Inventories, net.....................................     (1,250)         170
  Prepaid expenses and other current assets............     (1,460)        (826)
  Deferred financing costs.............................        822            -
  Accounts payable.....................................      7,933       (2,805)
  Accrued expenses.....................................     (2,422)       7,009
  Deferred revenue.....................................      1,898         (186)
                                                          --------     --------
Net cash provided by operating activities..............     17,056       20,812
                                                          --------     --------
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired........    (61,794)     (99,945)
Licenses and software development costs capitalized....     (9,304)     (17,452)
Additions to property and equipment....................     (4,975)      (8,254)
Investments in and loans provided to associated
companies..............................................     (7,383)      (5,758)
Purchases of marketable securities.....................         71          568
Proceeds from sale of property and equipment...........          -          453
                                                          --------     --------
Net cash used for investing activities.................    (83,385)    (130,388)
                                                          --------     --------
Cash flows from financing activities:
Repayment of notes payable to banks....................     (1,084)      (4,060)
Repayments of long-term debt and capital lease
  obligations..........................................    (23,832)     (28,573)
Proceeds from long-term debt...........................          -        1,828
Proceeds from company-obligated mandatorily redeemable
  security of subsidiary trust holding solely parent
  convertible subordinated debentures..................    150,713            -
Proceeds from issuance of common and preferred shares..     17,475       54,379
                                                          --------     --------
Net cash provided by financing activities..............    143,272       23,574
                                                          --------     --------
Effect of exchange rate changes on cash and cash
  equivalents..........................................       (193)     (12,266)
                                                          --------     --------
Increase (decrease) in cash and cash equivalents.......     76,750      (98,268)

Cash and cash equivalents at beginning of period.......    127,822      188,464
                                                          --------     --------
Cash and cash equivalents at end of period.............   $204,572     $ 90,196
                                                          ========     ========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest...............   $    845     $  6,161
Cash paid during the period for income taxes...........   $  1,171     $  6,217
Noncash investing and financing transactions:
Conversion of convertible bonds to common shares.......   $ 14,099     $  2,942
Issuance of common shares for acquisitions.............   $113,177     $  3,485

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

(2)  PER SHARE INFORMATION

          Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, bonds and warrants for the diluted computation.

          A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows (in thousands except share and per share amounts):


                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                               -----------------------------------------------------------------------
                                                       1998                1999               1998             1999
                                               -----------------------------------------------------------------------
Net income (loss)                               $    (39,749)       $     10,447        $   (61,193)      $     31,096

Weighted average number of common
 shares outstanding during the period:

      Basic                                      101,243,416         114,829,508         98,016,598        112,247,880
      Dilutive stock options                              --           5,841,152                 --          5,601,876
      Dilutive bonds                                      --             230,280                 --            238,606
      Dilutive warrants                                   --             127,930                 --            124,168
                                                ------------        ------------        -----------       ------------
      Diluted                                    101,243,416         121,028,870         98,016,598        118,212,530

Net income (loss)  per common share:

      Basic                                     $      (0.39)       $       0.09        $     (0.62)      $       0.28

      Diluted                                   $      (0.39)       $       0.09        $     (0.62)      $       0.26

(3)  BUSINESS ACQUISITIONS

          In June 1999, the Company acquired Brussels Translation Group N.V. ("BTG") for approximately $41 million in cash, net of cash received. Immediately after the acquisition, the Company paid off the debt in BTG to the banks for approximately $17 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

     Assets acquired:
       Working capital..............................        $ (2,737)
       Goodwill and other intangibles...............          62,347
     Liabilities assumed............................         (16,998)
                                                            --------
                                                            $ 42,612
                                                            ========

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

          Pro forma condensed consolidated financial information for the period ended September 30, 1999 (in thousands except share and per share amounts):

                                                             Nine Months
                                                         Ended September 30,
                                                                1999
                                                       -----------------------

     Net sales........................................      $    232,218
     Gross profit.....................................      $    168,991
     Income from operations...........................      $     39,238
     Net income.......................................      $     25,337
     Basic earnings per common share..................      $       0.23
     Diluted earnings per common share................      $       0.21
     Basic weighted average number of shares
       outstanding....................................       112,247,880
     Diluted weighted average number of shares
       outstanding....................................       118,212,530

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

     Assets acquired:
      Working capital.................................      $        772
      Property and equipment..........................                66
      Goodwill........................................             5,574
     Liabilities assumed..............................            (2,363)
                                                            ------------
                                                            $      4,049
                                                            ============

          In September 1999, pursuant to an asset purchase agreement dated
     May 19, 1999, between the Company and Fonix Corporation, a Delaware corporation, the Company purchased substantially all the assets of Fonix's Articulate Division based in Woburn, Massachusetts. The Company acquired Fonix's Articulate Division for approximately $23.8 million in cash, with an additional earn-out of up to $4 million spread over two years based upon performance. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

     Assets acquired:
      Working capital.................................      $       (515)
      Property and equipment..........................               137
      Goodwill........................................            25,316
     Liabilities assumed..............................               (49)
                                                            ------------
                                                            $     24,889
                                                            ============

          In September 1999, the Company acquired Bumil Information & Communications, Co. Ltd. ("Bumil"), a developer of interactive voice, call center and other telecommunications market applications based in Seoul, Korea, for approximately $25 million in cash, with up to an additional
     $25 million earn-out to be paid in January 2001, based upon performance. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

     Assets acquired:
      Working capital.................................      $       (108)
      Property and equipment..........................               927
      Goodwill........................................            25,988
                                                            ------------
     Liabilities assumed..............................            (1,083)
                                                            $     25,724
                                                            ============


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

(5)  CONTINGENCIES

     Class Action Lawsuits

          The Company is a named party in several class action lawsuits which allege, in general, that the Company improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. The lawsuits contend that the Company's actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "34 Act") and Rule 10b-5 promulgated under the '34 Act. Plaintiffs filed these lawsuits on behalf of all purchasers of the Company's common stock during varying periods which range from as early as April 28, 1997 through December 4, 1998. These plaintiffs seek: (1) unspecified compensatory damages; (2) attorneys' and experts' fees; and (3) other relief.

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


(6)  SEGMENT INFORMATION


          The following tables summarize financial information by geographic area (in thousands):

     Revenues by Destination

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                              -----------------------------             -----------------------------
                                                 1998                 1999                  1998               1999
                                              ---------            --------             ---------           ---------
     United States.............                $19,982              $21,518              $ 54,153            $ 60,363
     Europe, other.............                 33,160               20,039                76,563              86,541
     Singapore.................                     --               27,967                    --              63,833
     Korea.....................                     --               15,354                   245              16,575
     Far East, other...........                  1,718                2,595                 3,955               6,884
                                               -------              -------              --------            --------
                                               $54,860              $87,473              $134,916            $234,196
                                               =======              =======              ========            ========

     Long-lived Assets

                                                    September 30,
                                          -------------------------------
                                            1998                   1999
                                          --------               --------
     United States..........              $117,682               $132,899
     Belgium................                57,008                134,707
     Europe, other..........                98,227                 95,167
     Singapore..............                    --                  5,177
     Korea..................                    --                 26,853
     Far East, other........                 5,070                  4,904
                                          --------               --------
                                          $277,987               $399,707
                                          ========               ========

     The following tables summarize financial information by business unit (in thousands):

        Three months ended September 30, 1998

                                              Technologies                         Consulting
                                                   &                                   &
                                               Solutions        Applications        Services           Total
                                              ------------      ------------       ----------        ---------
     Revenues.........................         $ 20,471          $ 16,295           $18,094          $ 54,860
     Depreciation and amortization                 (977)           (2,659)             (648)           (4,284)
     Write off of in-process research
      and development.................               --           (44,613)               --           (44,613)
     Segment profit (loss)............           15,740           (35,056)            7,349           (11,967)


        Nine months ended September 30, 1998

                                              Technologies                         Consulting
                                                   &                                   &
                                               Solutions        Applications        Services           Total
                                              ------------      ------------       ----------        ---------
     Revenues.........................         $ 56,053          $ 35,559           $43,304          $134,916
     Depreciation and amortization               (8,066)           (6,484)           (2,248)          (16,798)
     Write off of in-process research
      and development.................          (12,910)          (66,113)               --           (79,023)
     Segment profit (loss)............           26,160           (48,282)           16,169            (5,953)

     Three months ended September 30, 1999

                                              Technologies                         Consulting
                                                   &                                   &
                                               Solutions        Applications        Services           Total
                                              ------------      ------------       ----------        ---------
Revenues..............................         $ 31,033          $ 32,107           $24,333          $ 87,473
Depreciation and amortization.........           (4,502)           (6,304)           (1,295)          (12,101)
Segment profit........................           21,409            21,094             8,899            51,402

     Nine months ended September 30, 1999

                                              Technologies                         Consulting
                                                   &                                   &
                                               Solutions        Applications        Services           Total
                                              ------------      ------------       ----------        ---------
Revenues..............................         $ 82,244          $ 83,659           $68,293          $234,196
Depreciation and amortization.........          (10,689)          (16,771)           (4,374)          (31,834)
Segment profit........................           61,091            53,638            23,626           138,355

     Total assets and capital expenditures

                                              Technologies                         Consulting
                                                   &                                   &
                                               Solutions        Applications        Services           Total
                                              ------------      ------------       ----------        ---------
As per September 30,1998
------------------------
Segment assets........................         $ 73,611          $144,284          $103,482          $321,377
Capital expenditures..................            2,125             2,249               601             4,975

As per September 30,1999
------------------------
Segment assets........................         $226,688          $172,024          $110,328          $509,040
Capital expenditures..................            4,779             1,610             1,865             8,254

     Reconciliation of Segment Information

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                       -----------------------------           ---------------------------
                                                          1998                 1999               1998              1999
                                                       --------             --------           --------           --------
 Profit (loss) for reportable segments....             $(11,967)            $ 51,402           $ (5,953)          $138,355
 Unallocated amounts:
  Other operating expense  ...............               (1,821)                   -             (1,821)                 -
  General and administrative..............              (14,416)             (22,102)           (33,511)           (61,971)
  Research and development................               (6,436)             (12,473)           (16,293)           (33,088)
  Other income (expense)..................               (2,456)               1,885                624             10,222
Profit (loss) before income taxes and
 minority interest........................             $(37,096)            $ 18,712           $(56,954)          $ 53,518

                                                           September 30,
                                                    --------------------------
                                                      1998              1999
                                                    --------          --------
Total assets for reportable segments..............  $321,377          $509,040
  Unallocated amounts:
    Cash..........................................   204,572            90,196
    Marketable securities.........................       756               489
    Other current assets..........................    12,204            22,563
    Investments...................................    17,123            13,538
    Deferred tax assets...........................     4,066             4,507
                                                    --------          --------
Total assets......................................  $560,098          $640,333
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

          A reconciliation of comprehensive income (loss) is as follows (in thousands):

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                 September 30
                                                  ------------------------    --------------------------
                                                     1998          1999          1998            1999
                                                  -----------    ---------    ----------     -----------
   Net income (loss) as reported.............      $(39,749)      $10,447      $(61,193)       $ 31,096
   Change in the cumulative translation
    adjustment...............................        10,668         4,823         9,990         (10,812)
                                                   --------       -------      --------        --------
   Comprehensive income (loss)...............      $(29,081)      $15,270      $(51,203)       $ 20,284
                                                   ========       =======      ========        ========

(8)  RECENT ACCOUNTING PRONOUNCEMENTS

          In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-
     1), which requires that certain internal and external costs to develop or obtain software for internal use be expensed or capitalized when incurred. Generally, costs incurred during the preliminary project stage and post-implementation/operation stages must be expensed. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company's adoption of SOP 98-1, as of January 1, 1999, is not expected to have a material impact on its consolidated financial position or results of operations.

          In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires that the cost of start-up activities be expensed as incurred.

     SOP 98-5 will amend provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of SOP 98-5 as of
     January 1, 1999, is not expected to have a material impact on its consolidated financial position or results of operations.

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

     Acquisition

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

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                                           -------------
         RESULTS OF OPERATIONS
         ---------------------

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

STRATEGIC OVERVIEW AND RECENT DEVELOPMENTS

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

     We have further enhanced our competitive position by developing speech and language technologies and applications for a number of languages. We have traditionally developed these technologies and applications for twelve key languages: American English; UK English; German; French; Italian; Spanish; Portuguese; Dutch; Korean; Arabic; Chinese and Japanese. We believe that there may develop a significant demand for additional language versions of our technologies and applications in response to many factors, including the increasing use of speech as a user interface for computers, the growth of the Internet and the potential demand of real-time translation, and the globalization of telecommunication. To address these large potential markets, beginning in the second half of 1998, we have implemented a strategy to expand the breadth of our speech and language technologies to include up to a total of 36 languages. We have licensed our software development kits and tools to strategic partners to develop additional language versions of our technologies and applications. These strategic partners take the financial risk and share in the rewards for speech and language applications for these additional languages. Through September 30, 1999 we had entered into strategic alliances for the development of Bahassa, Czech, Farsi, Greek, Hungarian, Polish, other Slavic languages, and Scandinavian languages. In the third quarter, we further expanded our strategic alliance program by licensing our software development kits and tools to strategic partners to develop machine translation language pairs.

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

     We also intend to focus on developing telephony applications and embedded solutions for the wireless consumer and automotive electronics markets. In addition, we intend to develop and apply our technologies to deliver corporate solutions for Internet and e-commerce companies, as well as intranet and client/server environments. During the third quarter of 1999, we acquired Bumil Information and Communications, Ltd., a Korean based company which is a leading developer of telephony applications in the Asian market. This acquisition provides us with increased resources to apply our core technologies to develop applications and solutions.

     In connection with our expansion of our business into speech and language applications, we have successfully entered the dictation, machine translation and education markets. Our award winning Voice Xpress products have facilitated our entry into the retail computer application market. We have also expanded our reach into the medical dictation market. We intend to leverage our position in this market where we believe the estimated $6 billion transcription market, as well as the medical record market, represent a large potential area of growth for us. During the third quarter of 1999, we acquired the Articulate Systems division of Fonix Corporation. This acquisition provides us with additional resources to create enterprise dictation and transcription solutions for the healthcare market. We believe that Articulate's technology together with our medical solutions will enable us to offer compelling solutions for the medical dictation market to reduce the cost of transcription and integrating transcribed information with medical record charts. We have also introduced end-user applications for the educational and machine translation markets, as well as vertical dictation markets such as legal and law enforcement.

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

CREATION OF SEPARATE ENTITIES

     We have recently announced that we plan to create separate entities for two of our key business areas: Globalization and Internet Translation and Healthcare Solutions. Longer term, we also plan to form an additional entity for Enterprise and Telephony Solutions. These entities are intended to focus our technology and resources to the targeted market, to further expand on our position as a technology leader in those markets, as well as in speech and language technology overall. We also believe that the creation of these entities will help create more transparent and easily understood business units.

     Healthcare Solutions. During the past year, we have been developing and acquiring resources with a goal of creating a technology-enhanced enterprise dictation and transcription solution for the healthcare industry. In furtherance of this strategy, since September 30, 1999 we entered into agreements to acquire OmniMed Transcription, Inc. and Linguistic Technologies, Inc., and acquired the southern-Florida based medical transcription business of Rodeer Systems, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin, with a customer base of over 300 healthcare organizations. Linguistic Technologies is a speech recognition technology company focused on the medical transcription market. Linguistic Technologies has developed advanced software designed to help make the traditional medical transcription process more efficient. The southern Florida medical transcription offices of Rodeer will add a southeast component to our planned enterprise dictation and transcription solution. The three acquisitions, if completed, will cost a total of approximately $40 million. In addition, we have agreed to pay up to a total of $9 million in earnouts, should the acquired businesses meet agreed to performance criteria.

     We expect that the resources from the completion of these acquisitions, combined with our existing speech products and technologies, will create a solution to improve the overall medical dictation and transcription process and position us to take a leadership position in the healthcare market. We plan to integrate these businesses with our core speech and language technologies that include our PowerScribe(R) integrated dictation solution and our natural language technology. It is our goal to be in a position to offer an advanced, technology-enhanced solution for the medical market that will help healthcare organizations reduce turn-around time for medical reports, improve clinical data capture, enhance overall quality of patient care and reduce transcription costs, while improving transcriptionist productivity.

     The completion of the acquisitions contemplated by the agreements with OmniMed and Linguistic Technologies are subject to the satisfaction of closing conditions. There is a possibility that one of more of these conditions will not be satisfied and that we will not complete either of these acquisitions. Moreover, even if these acquisitions are completed, we cannot assure that we will be able to achieve the anticipated benefits.

     Globalization/Internet Translation. In December 1999, we signed an agreement with Microsoft under which our Internet translation services will be made available through Microsoft's popular Office Update web site, officeupdate.com. The implementation of this agreement should provide users of web site with quick and easy access to both our machine and human translation and globalization services. We also recently announced our intention to provide our own on-line translation services. We have entered into agreements with some Internet Service providers to offer our translation services through their sites.

We also plan to offer this service through our own web site and with other Internet service providers. Proposed services include:

     . Limited free Internet machine, or gist, translations for documents up to one page in length;
     .  Internet machine translation for large documents;
     . Internet machine translation with terminology management, which improves the quality of the translation, for large documents;
     . Internet translation with tailored memory modules management for large customers;
     . Complete Internet translation, including machine translation and human post-editing, for highly accurate translation; and
     . Web site globalization, which adapts a web site's content and its messages to the local culture, language and market.

     We expect to make additional investments, including the acquisition of complementary businesses, in an effort to capture a leadership position for translation and globalization services over the Internet. We cannot assure that we will be able to introduce any of our proposed Internet translation or globalization services successfully.

     Telephony and Enterprise Solutions. We have significantly enhanced our telecommunications offerings and services and augmented our telephony business group resources to meet the increasing demand for speech technology in the telecommunications market. We recently opened one of the industry's most comprehensive customer support and service centers designed to support application development for telephony and the enterprise. We have a wide range of industry leading telephony solutions with our family of text-to-speech (TTS) technologies -- including our recently announced L&H RealSpeak natural sounding TTS - as well as large and small vocabulary recognizer engines and dialogue systems. These solutions are available for a variety of platforms, languages and environments. They are targeted toward telephony developers and vendors to voice-enable next generation call centers, interactive voice response applications and other telephone-based services for the banking, financial services and travel industries, among others. We believe that our wide range of telephony and enterprise solutions and technologies puts us in a position to become a leader in the voice enabled telephony and enterprise market. However, we have only recently introduced many of our telephony and enterprise solutions, and the market for these products is in the early stage of development. As a result, we cannot assure that we will be successful.

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

     Our speech and language technologies and solutions division focuses on licensing our core speech and language technologies and development tools for those technologies. We derive our speech and language technologies and solutions revenue primarily from the licensing of these technologies and tools to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors, that incorporate our technologies in their products or products under development. Payments under our license agreements include nonrefundable, up-front license fees, including up-front minimum royalties, ongoing license fees, engineering fees or any combination of these payments. Nonrefundable up-front license fees are often based upon a percentage of projected sales volume over the term of the license agreement and have represented a majority of our core technologies and solutions revenue. We also received nonrefundable up-front license fees in connection with the license of our development tools to strategic partners to develop additional language versions and language pairs for our core speech technology products. Ongoing license fees are based upon sales of products incorporating our technologies. Due to licenses to customers that ultimately sell products incorporating our technologies to end-users through retail channels, we anticipate that future revenues from our speech and language technologies and solutions division may become seasonal, with higher revenues in the third and fourth quarters.

     Our speech and language applications division offers a wide range of end-user applications, including dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC and Internet-based translation software and educational software. Markets addressed by these applications include healthcare, legal, public safety and general personal computer markets. We generally license these products through retail channels, directly to hospitals and large institutions, and through value-added resellers. Our speech and language applications revenue also includes nonrefundable up-front license fees received from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products. We anticipate that revenue from sales of speech and language applications to the general personal computer market may become seasonal, with higher revenue in the third and fourth quarters. These revenues may also fluctuate significantly depending upon the timing and acceptance of new product releases.

     Our speech and language consulting and services division provides a wide range of linguistic services, which included document translation and software localization services, including our recently introduced Internet/intranet based machine translation services. We provide our linguistic services in various languages to a wide range of customers, with an emphasis on the computer and consumer product industries. As a result, these revenues may be somewhat seasonal, with lower revenues in the first and second quarters.

     Our business is conducted worldwide, primarily in Western Europe, the United States and Asia. Our revenues, other than translation services revenue, are primarily denominated in U.S. dollars. Translation services revenue is primarily denominated in local currencies. We incur expenses primarily in Belgian francs and U.S. dollars, as well as in a number of other currencies. Our business will be subject to risks of currency fluctuations as well as other risks generally associated with international sales. The average exchange rates used for converting Belgian francs to U.S. dollars for our results of operations were 37.58 Belgian francs per U.S. dollar in the first nine months of 1999, compared to 36.96 Belgian francs per U.S. dollar in the first nine months of 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  -----------------------------  -----------------------------
                                                                       1998           1999            1998           1999
                                                                  --------------  -------------  --------------  -------------
Revenues:
  Technologies & solutions..................................             37%            35%             42%            35%
  Applications..............................................             30             37              26             36
  Consulting & services.....................................             33             28              32             29
                                                                       ----           ----            ----           ----
     Total revenues.........................................            100            100             100            100
Cost of revenues:
  Technologies & solutions..................................              7              6               7              4
  Applications..............................................              8              5               8              6
  Consulting & services.....................................             18             16              18             17
                                                                       ----           ----            ----           ----
     Total cost of revenues.................................             33             27              33             27
Operating expenses:
  General & administrative..................................             11             11              12             12
  Marketing & sales.........................................             16             18              16             19
  Research & development....................................             12             14              12             14
  Amortization and write-off of goodwill....................              7             10              10             10
  Write-off of in-process research and development..........             81             --              59             --
  Other operating expense...................................              3             --               1             --
                                                                       ----           ----            ----           ----
     Total operating expenses...............................            163             81             143             82
                                                                       ----           ----            ----           ----
Operating income (loss).....................................            (63)            19             (43)            18
                                                                       ----           ----            ----           ----
Other (income) expense......................................              4             (2)             (1)            (4)
                                                                       ----           ----            ----           ----
Minority interest...........................................              3              1               2              1
                                                                       ----           ----            ----           ----
Provision for income taxes..................................              2%             8%              1%             8%
                                                                       ----           ----            ----           ----

     Revenues. Total revenues increased 59% to approximately $87.5 million in the third quarter of 1999 from approximately $54.9 million in the third quarter of 1998. In the first nine months of 1999, total revenues increased 74% to approximately $234.2 million from approximately $134.9 million in the first nine months of 1998. These increases were attributable to increases in revenues of all of our divisions.

     Speech and language technologies and solutions revenue increased by 52% to approximately $31 million in the third quarter of 1999 from approximately
$20.5 million in the third quarter of 1998. In the first nine months of 1999, this revenue increased by 46.7% to approximately $82.2 million from approximately $56.1 million in the first nine months of 1998. The increases were primarily attributable to the addition of revenue associated with the license of our development tools and an increase in license revenues associated with the telecom market.

In the third quarter and first nine months of 1999, our technologies and solutions revenue included approximately $14.0 million and $28.8 million, respectively, in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our core speech and language technologies, compared to $4.5 million of such revenue in the third quarter and first nine months of 1998. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation Group project. In the third quarter and first nine months of 1998, we had approximately $2.5 million and $7.0 million, respectively, of engineering revenue from the Brussels Translation Group included in our speech and language technologies and solutions revenue, compared to only $1.0 million of such revenue in the first quarter of 1999.

     Speech and language applications revenue increased by 97% to approximately $32.1 million in the third quarter of 1999 from approximately $16.3 million in the third quarter of 1998. In the first nine months of 1999, this revenue increased by 135% to approximately $83.7 million from approximately
$35.6 million in the first nine months of 1998. These increases were primarily attributable to an increase in product revenue in both the industry solutions and retail channels, as well as the addition of revenue associated with the license of our development tools. In the third quarter and first nine months of 1999, our applications revenue included approximately $13.0 million and $27.8 million, respectively, in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products, compared to $4.5 million of such revenue in the third quarter and first nine months of 1998. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation Group project that was completed in the first quarter of this year. In the third quarter and first nine months of 1998, we had approximately $2.5 million and $7.0 million, respectively, of engineering revenue from the Brussels Translation Group included in speech and language applications revenue, compared to only $1.0 million of such revenue in the first quarter of 1999.

     Speech and language consulting and services revenue increased by 34% to approximately $24.3 million in the third quarter of 1999 from approximately $18.1 million in the third quarter of 1998. In the first nine months of 1999, this revenue increased by 58% to approximately $68.3 million from approximately $43.3 million in the first nine months of 1998. These increases were primarily attributable to our acquisition of additional translation services businesses as well as internal growth. In the third quarter and first nine months 1999, revenues from Microsoft and its affiliates constituted 9.0% and 9.6%, respectively, of our translation services revenue. The increased revenues were primarily attributable to major translation and localization contracts that we entered into in the beginning of the quarter and acquisitions of translation companies.

     Cost of Revenues. Total cost of revenues as a percentage of revenues decreased to 27% in the third quarter of 1999 from 33% in the third quarter of 1998, and to 27% in the first nine months of 1999 from 33% in the first nine months of 1998. These decreases were primarily attributable to an improvement in margins of both our technologies and solutions, and applications divisions, and an increase in the percentage of our revenues derived from those divisions.

     Costs of speech and language technologies and solutions revenue as a percentage of such revenue decreased to 17% in the third quarter of 1999 and 13% in the first nine months of 1999 from 18% in the third quarter of 1998 and 16% in the first nine months of 1998.

Our improvement in margins was primarily attributable to a more favorable mix of sales of products and technologies, including increased tool licensing revenue which have a relatively lower cost of sales.

     Costs of speech and language applications revenue as a percentage of such revenue decreased to 15% in the third quarter of 1999 from 25% in the third quarter of 1998 and to 16% in the first nine months of 1999 compared to 32% in the first nine months of 1998. This improvement was primarily attributable to the effect of price reductions and rebate programs for older versions of our dictation and other applications products in 1998 upon our introduction of new products and product enhancements and in response to competition, and to the increased percentage of tool licensing revenue which has a relatively lower cost of sales.

     Costs of consulting and services revenue as a percentage of such revenues increased to 58% in the third quarter of 1999 from 56% in the third quarter of 1998 and to 59% in the first nine months of 1999 from 57% in the first nine months of 1998.

     General and Administrative Expense. General and administrative expense increased 70% to approximately $9.9 million, or 11% of total revenues, in the third quarter of 1999 from approximately $5.8 million, or 11% of total revenues, in the third quarter of 1998. In the first nine months of 1999, general and administrative expense increased 72% to approximately $27.2 million, or 12% of total revenues, from approximately $15.8 million, or 12% of total revenues, in the first nine months of 1998. The increase in general and administrative expense was primarily attributable to the inclusion of general and administrative expenses of our acquired businesses for the periods after their acquisition, to increased personnel and related costs to support our revenue growth and to increased legal and accounting expenses incurred in connection with the U.S. Securities Exchange Commission review of our registration statements and associated filings that was completed in April 1999.

     Marketing and Sales Expense. Marketing and sales expense increased 76% to approximately $15.6 million, or 18% of total revenues, in the third quarter of 1999 compared to approximately $8.9 million, or 16% of total revenues, in the third quarter of 1998. In the first nine months of 1999, marketing and sales expense increased 104% to approximately $43.5 million, or 19% of total revenues, from approximately $21.3 million, or 16% of total revenue, in the first nine months of 1998. The increase in marketing and sales expense was primarily attributable to increased sales as well as our increased marketing efforts relating to our introduction and building brand awareness for our dictation and other products in the retail channel.

     Research and Development Expense. Research and development expense increased 94% to approximately $12.5 million, or 14% of total revenues, in the third quarter of 1999 from approximately $6.4 million, or 12% of total revenues, in the third quarter of 1998. In the first nine months of 1999, research and development expense increased 103% to approximately $33.1 million, or 14% of total revenues, from approximately $16.3 million, or 12% of total revenues, in the first nine months of 1998. This increase was primarily attributable to the inclusion of research and development expenses of our acquired businesses for the periods after their acquisition, increased staffing and reallocation of personnel to research and development.

     Amortization and Write-off of Goodwill. Our amortization of goodwill increased 119% to approximately $8.7 million, or 10% of total revenues, in the third quarter of 1999, from approximately $3.9 million, or 7% of total revenues, in the third quarter of 1998. In the first nine months of 1999, our amortization of goodwill, exclusive of write-offs, increased 146% to approximately $23.1 million, or 10% of total revenues, from approximately $9.4 million, or 7% of total revenues, in the first nine months of 1998. In addition, during the first quarter of 1998, we wrote off $3.7 million of goodwill associated with our acquisition of Berkeley Speech Technologies, Inc. and BeSTspeech Products, Inc. In the third quarter of 1999, we allocated approximately $51.3 million of goodwill in connection with our acquisitions, including the acquisitions of the Articulate Systems Division of Fonix Corporation and Bumil Information and Communications, Co., Ltd.

     Write-off of In-process Research and Development. In the third quarter of 1999 and the first nine months of 1999, we recorded no charges for the write-off of in-process research and development. This compares to approximately
$44.6 million of such write-offs in the third quarter of 1998 and $79.0 million of such write-offs in the first nine months of 1998. These charges were incurred in connection with our acquisitions of Applications Technology, Inc., the Linguistic components division of Inso Corporation, Dictation Consortium N.V., Ailogic Corporation and NeocorTech, Kurzweil Educational Systems, Inc., Globalink, Inc. and Tiksoft, LLC.

     Other Operating Expense. We did not recognize any other operating expense in the third quarter of 1999 or the first nine months of 1999, compared to other operating expense of approximately $1.8 million in each of the comparable periods in 1998. The other operating expense in 1998 consisted primarily of transition expenses incurred in connection with our acquisitions and the consolidation of our operations.

     Other (Income)/Expense. Our other (income)/expense includes interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses, our share in the losses of unconsolidated affiliates and debt conversion expense. We recognized other income of approximately $1.9 million and $10.2 million in the third quarter of 1999 and the first nine months of 1999, respectively, compared to other expense of approximately $2.5 million in the third quarter of 1998 and other income of $624,000 in the first nine months of 1998. This other income recognized in the 1999 periods was primarily a result of net interest income attributable to our cash and investment balances and foreign exchange gains. Our foreign exchange gains and losses have been primarily attributable to unrealized exchange gains resulting from the increase and decrease in the value of the U.S. dollar in relation to the Belgian franc and other functional currencies of our non-U.S. subsidiaries, principally the Euro, as well as the increase and decrease in our dollar denominated assets.
A significant portion of our cash and short-term investments are denominated in U.S. dollars. Because our functional currency for our non-U.S. operations is their local currency, we are required to recognize unrealized foreign exchange gains with respect to our U.S. dollar denominated assets of these operations when the value of the U.S. dollar increases in relation to their functional currency and unrealized foreign exchange losses when the relative value of the U.S. dollar decreases. Our unrealized foreign exchange gains were $0.7 million in the third quarter of 1999 and $5.2 million in the first nine months of 1999.

     Minority Interest. Our minority interest expense, net of taxes, relates to our share of the distribution obligations under the $156.0 million of preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense decreased to $1.1 million in the third quarter of 1999 compared to $1.7 million in the third quarter of 1998 and increased to $3.4 million in the first nine months of 1999 compared to $2.3 million in the first nine months of 1998.

     Provision for Income Taxes.   In the third quarter of 1999 and the first
nine months of 1999, we recognized income tax expense of approximately
$7.2 million and $19.1 million, respectively, compared to approximately
$1.0 million and $1.9 million in the comparable periods of 1998. The increase in our provision for income taxes reflects the depletion of the tax loss carry-forwards of our Belgian parent company, as well as tax charges for acquired businesses outside Belgium.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, we had working capital of approximately
$153.3 million, including approximately $90.7 million in cash and marketable securities.

     In the first nine months of 1999, our operating activities provided approximately $20.8 million of cash. Our net income of approximately
$31.1 million included non-cash expenses of approximately $23.1 million of amortization of goodwill, $3.4 million of amortization of software development costs, and $5.3 million of depreciation. An increase in accrued expenses net of accounts payable also provided $4.2 million of cash. Our uses of cash included an increase in accounts receivable of approximately $46.3 million. The increase in accounts receivable was primarily attributable to our increased revenues and to several large contracts entered into at the end of the quarter.

     In the first nine months of 1999, our investing activities used approximately $130.4 million of cash, including approximately $100 million for acquisitions, approximately $17.5 million for the acquisition of licenses and capitalized software development costs, approximately $8.3 million in additions to property and equipment, and approximately $5.8 million of investments in associated companies. On September 1, 1999, we completed the acquisition of substantially all the assets of the Articulate Systems Division of Fonix Corporation for a total of $24.0 million in cash (subject to adjustment) with an additional earn-out of up to $4.0 million if financial performance targets are reached during a two year period following the acquisition. On September 10, 1999, we acquired Bumil Information and Communications, Co. Ltd., for a total of $25.0 million in cash with an additional earn-out of up to $25.0 million to be paid in January 2001 if financial targets are reached. We expect to continue to seek acquisition candidates in our targeted markets. We also expect to continue to incur capital expenditures to support our anticipated growth.

     In the first nine months of 1999, our financing activities provided us approximately $23.6 million of cash, primarily attributable to approximately $54.4 million from the sale of common stock, including approximately
$15.0 million from the investment by Microsoft and approximately $28.0 million from the investment by Intel. These sources of cash were partially offset by a total of approximately $28.6 million in repayment of our long term debt and capital lease obligations.

     We are a defendant in several class action lawsuits that allege, in general, that we improperly accounted for write-offs of acquired in-process research and development. The plaintiffs filed these lawsuits on behalf of all purchasers of our common stock during varying periods which range from as early as April 1997 through December 4, 1998. These plaintiffs seek unspecified compensatory damages, attorneys' and experts' fees and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, class action litigation can be expensive and time consuming. Although we cannot make any guarantees regarding the outcome of these actions, we believe that the outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We believe that our existing resources, including our bank lines of credit, and the anticipated cash generated from operations, will be sufficient to fund our planned operations for at least the next 12 months. However, we intend to seek additional sources of cash during the year to increase our financial flexibility or to fund acquisitions. The sufficiency of our resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm our business, including without limitation the risk factors set forth in the introduction to this Item 2.

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

  Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of September 1999, the Company has approximately $24.7 million in fixed rate debt.

FOREIGN EXCHANGE

  Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors.

     Changes in currency exchange rates that would have the largest impact on translating our non-U.S. dollar operating profit include the Belgian franc, the British pound, the German mark and the Korean Won. The currency exchange rates to the U.S. dollar at December 31,1998 and September 30,1999, respectively, are as follows:

Foreign currency               Exchange rate to the U.S. Dollar
---------------------------------------------------------------------------
                        December 31,1998             September 30,1999
---------------------------------------------------------------------------
  BEF                         34.57                         37.83
---------------------------------------------------------------------------
  GBP                          0.61                          0.61
---------------------------------------------------------------------------
  DEM                          1.68                          1.83
---------------------------------------------------------------------------
  KRW                           ---                      1,218.71
---------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     No Material Developments.

ITEM 2.    CHANGES IN SECURITIES

(All data in this Item 2 related to shares and per share amounts have been adjusted to reflect a two-for-one stock split of the Company's common stock distributed on May 12, 2000 to stockholders of record on April 28, 2000.)

     On May 27th and June 4th 1998, L&H Capital Trust I (the "Trust") a wholly-owned subsidiary of the Company, issued in a registered offering an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities (the "PIERS"). The PIERS are convertible into shares of the Company's common stock at a conversion price of $28.425 per share (subject to certain adjustments in certain transactions). On September 16, 1999, certain holders of the PIERS converted their PIERS into 1,582 shares of the Company's common stock.

     On July 12, 1999, the Company issued 11,646 shares of common stock to two former shareholders of Emti Portugal at a price of $18.05 per share. The shareholders acquired the shares for an aggregate purchase price of $210,210. These shares were issued as additional consideration for the Company's acquisition of Emti Portugal in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1998.

     On July 12, 1999, the Company issued 20,578 shares of common stock to two former shareholders of Emti Brazil at a price of $18.05 per share. The shareholders acquired the shares for an aggregate purchase price of $371,432. These shares were issued as additional consideration for the Company's acquisition of Emti Brazil in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1998.

     On August 3, 1999, the Company issued 112,460 shares of common stock to ten former shareholders of Trantex OY at a price of $19.55 per share. The shareholders acquired the shares for an aggregate purchase price of $2,198,593. These shares were issued as additional consideration for the Company's acquisition of Trantex OY in October 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1998.

     On August 3, 1999, the Company issued 34,168 shares of common stock to ten former shareholders of Wordwork AB at a price of $19.55 per share. The shareholders acquired the shares for an aggregate purchase price of $667,984. These shares were issued as additional consideration for the Company's acquisition of Wordwork AB in December 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1998.

     On August 3, 1999, the Company issued 18,502 shares of common stock to Foster Holding SA, a former shareholder of Kermit Srl, at a price of $19.55 per share. Foster Holding SA acquired the shares for an aggregate purchase price of $361,714. These shares were issued as additional consideration for the Company's acquisition of Kermit Srl in December 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1998.

     On September 14, 1999, the Company issued 62,248 shares of common stock to Mendez pursuant to a bond refundable in shares ("BRS") issued in connection with its acquisition of Mendez and pursuant to the asset purchase agreement executed in September of 1996.

     With regard to all of the transactions mentioned above, the Company relied upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), and Section 4(2) of the Act as exemptions from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

Item 6.   EXHIBITS AND INTERIM REPORTS
          ----------------------------

                                 EXHIBIT INDEX
                                 -------------

(A) EXHIBIT DESCRIPTION
    -------------------

(B) REPORTS ON FORM 6-K
    -------------------

     During the fiscal quarter ended September 30, 1999, we were a foreign private issuer, and therefore, were not required to report on Form 8-K.

Instead, we were required to report on Form 6-K. We filed the following reports on Form 6-K during the fiscal quarter ended September 30, 1999:

          1. On August 6, 1999, we filed a Form 6-K concerning our 1999 Second Quarter results.
          2. On September 7, 1999, we filed a Form 6-K concerning certain unaudited pro forma financial information for the 1999 Second Quarter.
          3. On September 9, 1999, we filed a Form 6-K/A concerning certain unaudited pro forma financial information for the 1999 Second Quarter.
          4. On September 20, 1999, we filed a Form 6-K concerning our acquisitions of the Articulate Division of Fonix Corporation and Bumil Information and Communications Co., Ltd.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.


                                    By: /s/ Gaston Bastiaens
                                        -------------------------------------
                                        Gaston Bastiaens
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: June 30, 2000                 By: /s/ Carl Dammekens
      -------------------               -------------------------------------
                                        Carl Dammekens
                                        Senior Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)