Form 10-K
period 1999-12-31
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-06-30
CIK 1002131

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-27296

                     Lernout & Hauspie Speech Products N. V.
             (Exact name of registrant as specified in its charter)

                             ----------------------

         The Kingdom of Belgium                          Not Applicable
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

            52 Third Avenue
       Burlington, Massachusetts                             01803
    (Address of principal executive                        (Zip Code)
     offices in the United States)

       Registrant's telephone number, including area code: (781)203-5000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,360,592,980 at June 8, 2000. On June 8, 2000 there were 141,956,388 shares of Common Stock of the registrant issued and outstanding.

                               EXPLANATORY NOTE


     Until our acquisition of Dictaphone Corporation on May 5, 2000, we were a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters. On June 30, 2000 we filed an annual report on Form 20-F for our fiscal year ended December 31, 1999. This annual report Form 10-K is being filed voluntarily by us to satisfy the filing requirements that would have been applicable to us had we not been a foreign private issuer as of December 31, 1999.

     Lernout & Hauspie Speech Products N.V. is a Belgian corporation. We prepare our consolidated financial statements in United States dollars and in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In this Report, references to "U.S. dollars" or "$" are to United States currency, and references to "Belgian franc" or "BEF" are to Belgian currency.

     U.S. dollar amounts presented in this Report that are derived from our consolidated financial statements are presented at the exchange rates set forth therein. U.S. dollar amounts of the purchase price for shares of our capital stock and the exercise price of warrants to purchase shares of our capital stock are calculated at the exchange rate at the time of issuance of the shares or warrants. Except as otherwise indicated, any other U.S. dollar amounts are calculated at the exchange rate of BEF 40 per U.S. dollar.

     On April 20, 2000, we announced a two-for-one split of our common stock which was distributed on May 12, 2000 to stockholders of record on April 28, 2000. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the stock split.

     In January 1999, we reorganized our business into three customer-focused divisions: Speech and Language Technologies and Solutions; Speech and Language Applications; and Speech and Language Consulting and Services. Prior to January 1999, we operated our business in four divisions: core speech technologies; dictation technologies; translation services; and language technologies. Our Consolidated Financial Statements for the years ended December 31, 1997 and 1998 have been restated to reflect the three division format.

     The trademarks used in this Report include our name and logo, Globalink(TM) and its logo, Power Translator Pro(R), International CorrectSpell(TM), International ProofReader(TM), CorrectEnglish(TM), L&H Clinical Reporter(TM), Crime Talk Reporter, Native English(TM), Powerscribe(TM), Talking Max(TM), RealSpeak(TM), iTranslator(TM), L&H Voice Xpress and Natural Language Technology(TM). We share the registered trademark TruVoice(R) with AT&T. This Report also contains the trademarks of other companies.

     We were incorporated in Belgium in December 1987. Our principal executive offices are located in the Flanders Region of Belgium at Flanders Language Valley 50, 8900 Ieper, Belgium, and our telephone number is (011) 32-57-22-88-88. We operate in the United States through a number of subsidiaries with headquarters at Lernout & Hauspie Speech Products USA, Inc., 52 Third Avenue, Burlington, Massachusetts 01803, telephone number (781) 203-5000. We also have subsidiaries throughout the world. As used in this Report, the terms "we", "Lernout & Hauspie" and the "Company" refer to Lernout & Hauspie Speech Products N.V. and its subsidiaries, unless otherwise indicated or the context otherwise requires.

                 WARNINGS REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Report and in the documents incorporated by reference are forward-looking made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In essence, forward-looking statements are predictions of future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. We urge you to consider the risks and uncertainties discussed under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and in the other documents filed with the Securities and Exchange Commission that we have referred you to in evaluating our forward-looking statements.

     You should understand also that we have no plans to update our forward-looking statements. Our forward-looking statements are accurate only as of the date of this Report, or in the case of forward-looking statements in documents incorporated by reference, as of the date of those documents. We identify forward-looking statements with the words "plans," "expects," "anticipates," "estimates," "will," "should" and similar expressions. Examples of our forward-looking statements may include statements related to:

     .  our plans, objectives, expectations and intentions;

     . the timing of, availability, cost of development and functionality of products and solutions under development or recently introduced; and

     . the anticipated growth rate of the market for speech and language technologies in general and our products and solutions in particular.

                               TABLE OF CONTENTS

                                    PART I

Item 1.    BUSINESS..........................................................................................     5
Item 2.    PROPERTIES........................................................................................    31
Item 3.    LEGAL PROCEEDINGS.................................................................................    32
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    32
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................    33
Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA..............................................................    39
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS............    43
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES..........................................................    69
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................    70
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    70
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................................................    71
Item 11.   EXECUTIVE COMPENSATION............................................................................    76
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................    81
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................    84
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................    87
EXHIBIT INDEX................................................................................................    88
SIGNATURES...................................................................................................    92

                                    PART I

                               Item 1. BUSINESS


Overview

     We are a leading international developer, licensor and provider of advanced speech and language technologies, products, solutions and services. Our core technologies include automatic speech recognition, text-to-speech, digital speech compression, text-to-text translation and linguistic components. In 1999, we operated our business in three customer-focused divisions:

     .    Speech and Language Technologies and Solutions;

     .    Speech and Language Applications; and

     .    Speech and Language Consulting and Services.

     Our three divisions combine products and solutions with similar sales and marketing models.

     Speech and Language Technologies and Solutions Division. Our Technologies and Solutions Division offers technologies that allow our customers to develop products with a natural language interface for their end-users. Our technologies enable products to recognize and respond to naturally spoken speech, create speech from text and data, respond to commands with speech, and efficiently store, transmit and replay speech. Our technologies and solutions are available in numerous languages and for multiple computer chips and other processors, including processors sold by Intel, Analog Devices, Hitachi, NEC, Texas Instruments, Lucent Technologies, National Semiconductor and Thomson CST. We license our technologies and software development tools to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors. Some of our strategic partners are developing additional language versions for our core speech technology products. We also sell customer specific solutions to corporate customers. Our customers use our technologies in a broad range of applications in the following principal markets: computers and multimedia; telecommunications; enterprise solutions; automotive electronics; and consumer and industrial electronics.

     Speech and Language Applications Division. Our Applications Division offers a wide range of end-user applications, including dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC -based translation software and educational software. Our products also permit computer users to control many computer functions with spoken commands rather than using a mouse or keyboard. We also license our software kits and development tools for the development of additional applications based on our technologies and products as well as additional language versions for our applications products. We currently offer speech and language applications products for the general personal computer market and for a variety of healthcare, law enforcement and legal applications.

     Speech and Language Consulting and Services Division. Our Consulting and Services Division, recently renamed the Globalization and Internet Translation Group, offers human and machine translation services, as well as a wide range of speech and language-related consulting, localization, and technical and electronic publishing services. Our translation services range from traditional translation of general, technical and software materials to the adaptation of these materials for different markets, languages and cultures. We have access to extensive language databases and the services of hundreds of correspondent linguists and translators throughout the world. Our machine translation software translates text from one language to another and is designed to enhance the efficiency of translation services provided by our linguists. This software also enables us to provide Internet/intranet translation services. We recently introduced iTranslator, an integrated translation solution that combines both machine and human translation offered over the Internet.

Recent Developments: Creation of Separate Entities

     We plan to create separate entities for several of our key business areas including the Globalization and Internet Translation Group, Healthcare Applications and Solutions and Automotive Solutions. As a longer term plan, we are reviewing the possibility of forming a separate entity for Enterprise and Telephony Solutions. These entities are intended to focus our technology and resources to the targeted market, to further expand on our position as a technology leader in those markets, as well as in speech and language technology overall. We also believe that the creation of these entities will help create more transparent and easily understood business units.

     Globalization and Internet Translation. Our Globalization and Internet Translation entity would continue the business conducted by our Globalization and Internet Translation Division, which offers human and machine translation services, as well as a wide range of speech and language-related consulting, localization, and technical and electronic publishing services. In December 1999, we signed an agreement with Microsoft to make our Internet translation services available through Microsoft's popular Office Update web site, officeupdate.com. We began offering this service at the end of the first quarter of 2000. The implementation of this service provides users of this web site with quick and easy access to both our machine and human translation and globalization services. We also recently announced our intention to provide our own on-line translation services. We have entered into agreements with other Internet service providers to offer our translation services through their sites. We also plan to offer this service through our own web site and with other Internet service providers. Services offered by our Globalization and Internet Translation Group include:

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

     Healthcare Applications & Solutions. During the past year, we have been developing and acquiring resources with a goal of creating a technology-enhanced enterprise dictation and transcription solution for the healthcare industry. During the third quarter of 1999, we acquired the Articulate Systems division of Fonix Corporation. This acquisition provided us with additional resources to create enterprise dictation and transcription solutions for the healthcare market. In furtherance of this strategy, in December 1999 and January 2000, we acquired OmniMed Transcription, Inc. and Linguistic Technologies, Inc., and the southern-Florida based medical transcription business of Rodeer Systems, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin. Linguistic Technologies, located in Edina, Minnesota, is a speech recognition technology company focused on the medical transcription market. Linguistic Technologies has developed advanced software designed to help make the traditional medical transcription process more efficient. The southern Florida medical transcription offices of Rodeer add a southeast component to our planned enterprise dictation and transcription solution. In addition to these acquisitions, in May 2000, we acquired Dictaphone Corporation, a leader in the medical dictation and patient record market. We believe that our acquisition of Dictaphone will provide us with a wide range of assets to further our healthcare business strategies. Dictaphone's healthcare market assets include approximately 5,000 medical industry customers, approximately 100 sales representatives, a national network of technical service representatives and a broad range of solutions for medical industry dictation and data management. We have also recently entered into an agreement to acquire several additional territories of Rodeer's medical transcription business.

     We expect that the resources from these acquisitions, combined with our existing speech products and technologies, will create a solution to improve the overall medical dictation and transcription process and position us to take a leadership position in the healthcare market. We plan to integrate these businesses with our core speech and language technologies that include our PowerScribe(R) integrated dictation solution and our natural language technology. It is our goal to be in a position to offer an advanced, technology-enhanced solution for the medical market that will help healthcare organizations reduce turn-around time for medical reports, improve clinical data capture, enhance overall quality of patient care and reduce transcription costs, while improving transcriptionist productivity.

     Automotive Solutions. In April 2000, together with Visteon Corporation, we announced our intention to create a joint venture dedicated to advancing and accelerating the speech interface in automotive applications. Under the proposed arrangement, we would have an initial 60 percent interest in this joint venture and Visteon would have a 40 percent interest. The purpose of the joint venture company will be to provide a dedicated, single source of high-end, integrated speech products and technology dedicated to the automotive industry. We expect to launch the new joint venture company with approximately 50 employees in the second half of 2000. However, commencement of the joint venture is subject to a number of conditions, including the negotiation and execution of definitive joint venture documents.

     Enterprise and Telephony Solutions. We have significantly enhanced our telecommunications offerings and services and augmented our telephony business group resources to meet the increasing demand for speech technology in the telecommunications market. We recently opened one of the industry's most comprehensive customer support and service centers designed to support application development for telephony and the enterprise. We have a wide range of industry leading telephony solutions with our family of text-to-speech technologies -including our recently announced L&H RealSpeak natural sounding text-to-speech - as well as large and small vocabulary speech recognizer engines and dialogue systems that combine both speech recognizer and text-to-speech technologies. These solutions are available for a variety of platforms, languages and environments. They are targeted toward telephony developers and vendors to voice-enable next generation call centers, interactive voice response applications and other telephone-based services for the banking, financial services and travel industries, among others. We believe that our wide range of Enterprise and Telephony solutions and technologies puts us in a position to become a leader in the voice enabled Enterprise and Telephony market. However, we have only recently introduced many of our Enterprise and Telephony solutions, and the market for these products is in the early stage of development.

Recent Acquisitions

     Following our formation in 1987, we initially focused on the development of our core speech technologies. Beginning in the third quarter of 1996, we began expanding our business through acquisitions and internal development. We have set forth below a summary of our more significant acquisitions and acquisitions under agreement, since January 1, 1999.

          Dictaphone Corporation. On May 5, 2000, we acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of our wholly-owned subsidiaries. Dictaphone Corporation, headquartered in Stratford, Connecticut, is a leader in selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. Dictaphone has two operating segments, System Products and Services, and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunication, data management, computer and electronics industries.

          In connection with the merger we issued a total of approximately 9.4 million shares of our common stock in exchange for all of the outstanding shares of Dictaphone common stock. We were also required to assume or refinance approximately $430 million of Dictaphone debt and other obligations as more fully described in Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." We will use the purchase method to account for this acquisition.

          The shares issued in the merger initially have not been registered under the U.S. Securities Act of 1933, and are subject to restrictions on transfer as set forth in that Act and the rules and regulations of the U.S. Securities and Exchange Commission. We have granted the stockholders of Dictaphone registration rights for the shares of our common stock which they received in the merger. Stonington Capital Appreciation Fund 1994, L.P., which owned approximately 96% of the issued and outstanding Dictaphone common stock, has agreed to hold approximately 3.6 million shares of our common stock which it received in the merger for a period of two years.

          During the two year period following the merger, Stonington has assigned certain voting rights to all the shares it acquired in the merger for so long as it holds the shares to an entity controlled by Messrs. Jo Lernout and Pol Hauspie by agreeing to hold the shares through this entity. In addition, subject to conditions, we have agreed to nominate a designee of Stonington for election as one of our directors, and entities controlled by Messrs. Lernout and Hauspie have agreed to vote their shares to elect that nominee.

          Dragon Systems, Inc. On June 7, 2000, we acquired Dragon Systems, Inc. through its merger with and into one of our wholly-owned subsidiaries. Dragon Systems, headquartered in Newton, Massachusetts, is a leading supplier of speech and language technology. Dragon Systems' product offerings include continuous and discrete dictation products for consumer, business and professional markets, command and control programs, vertical market add-on vocabularies for specialized applications, such as legal and medical, customized telephony solutions, and developers' tools.

          In connection with the merger, we issued approximately 10.01 million shares of our common stock to Dragon stockholders in exchange for all of the outstanding shares of Dragon common stock. In addition, we converted all outstanding Dragon stock options into options to acquire approximately 1.65 million shares of our common stock at a weighted average exercise price of $20.15 per share. We intend to use the purchase method to account for this acquisition.

          The shares issued in the merger initially were not registered under the Securities Act, and are subject to restrictions on transfer as set forth in that Act and the rules and regulations of the U.S. Securities and Exchange Commission. We have granted the stockholders of Dragon Systems registration rights for the shares of our common stock which they received in the merger. The principal stockholders of Dragon Systems have agreed not to sell approximately
4.69 million of the shares which they received in the merger for a period of four months, and an additional 4.69 million shares for a period of one year. These stockholders have also assigned certain voting rights to all the shares subject to the restrictions on transfer to entities controlled by Messrs. Jo Lernout and Pol Hauspie by agreeing to hold the shares through these entities.

          Other Significant Acquisitions.

 .    In June 1999, we acquired Brussels Translation Group N.V. for approximately
     $42 million in cash and the assumption of approximately $17 million of debt. We had developed Internet translation solutions for Brussels Translation Group for specified languages for use over the Internet and intranet environments.

 .    In September 1999, we acquired substantially all of the assets of the
     Articulate Systems Division of Fonix Corporation for an aggregate of approximately $24.0 million in cash, with an additional $4.0 million earn-out over two years based on performance. The assets acquired represent Fonix's continuous dictation and reporting business, including its PowerScribe(R) technology, for the medical market.

 .    In September 1999, we acquired Bumil Information & Communication, Co.,
     Ltd., a developer of interactive voice, call center and other telecommunications market applications, based in Seoul, South Korea. We purchased Bumil for approximately $25.0 million plus an additional $25.0 million that was paid in the first quarter of the current year based upon performance.

 .    In November 1999, we acquired the southern-Florida based medical transcription business of Rodeer Systems, Inc. for approximately $6.4 million in cash.

 .    In January 2000 we acquired OmniMed Transcription, Inc. and Linguistic
     Technologies, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin. Linguistic Technologies, located in Edina, Minnesota, is a speech recognition technology company focused on the medical transcription market. The purchase price for the two acquisitions totaled approximately $38.6 million. Up to an additional $4.8 million is payable should the acquired businesses meet agreed upon performance criteria.

 .    In February 2000, we acquired Elan Informatique S.A., a France-based text-
     to-speech technology provider, for approximately $5.1 million in cash. In addition, we will be obligated to pay up to an additional $8 million to the former stockholders of Elan if certain financial milestones are met by Elan during the years 2000 and 2001.

 .    In April 2000, we acquired Interactive Systems Inc., a Pittsburgh-based speech and language technology developer, for approximately $8.9 million in cash with a $4 million earn-out over 2 years. The assets from this acquisition will provide us with additional expertise with which to further natural language understanding, a technology that figures prominently in data mining, data management, audio mining, clinical language understanding and other processes needed for comprehensive healthcare and telecommunications solutions.

 .    In May 2000, we entered into an agreement to acquire additional assets of
     Rodeer Systems, Inc., consisting of Rodeer's business operations in the states of Arizona, Georgia, Minnesota, Oklahoma, Texas and some operations in California for an aggregate purchase price of approximately $25 million in cash.

     We intend to continue to supplement our development activities through the acquisition or licensing of complementary businesses and technologies.

The Language Factory

     We have developed an "assembly line" language development methodology that we refer to as the Language Factory. The Language Factory serves as the foundation for many of our speech and language technologies. The Language Factory encompasses a set of processes, software tools, databases and a sophisticated expert system, which includes linguistic, rule-based artificial intelligence software, designed to bring speech and language technologies and products to market in a modular and efficient fashion. Headquartered in the Flanders region of Belgium, we have taken advantage of the high concentration of multilingual scientists and engineers in that region, and have combined these resources with our expert system, signal processing technology and extensive multilingual databases in creating our proprietary Language Factory.

     Key elements of the Language Factory include:

Linguistic Expertise, Tools and      We have developed and acquired proprietary
Linguistic Data                      development tools which, when combined with
                                     the linguistic expertise of our scientists, engineers and linguists, enable us to develop products for virtually any language and a wide range of speech applications for use on multiple hardware or software platforms. We use our proprietary DEPES
                                     (Development Environment for Pronunciation
                                     Expert Systems) software to shorten the
                                     development period for grammar rules for virtually any language. We have developed and acquired linguistic data such as lexicons and speech databases for a large range of languages. This data enables us to create our products in many languages.

Phoneme-Based Technology             We use phonemes, the sounds that make up
                                     words, and other sub-word units, rather
                                     than words as the basic recognition units for our advanced speech recognition and dictation systems. When combined with the linguistic rules derived from our text-to-speech capabilities, our use of phonemes significantly enhances our ability to develop products in new languages and with flexible vocabularies.

Comprehensive Technologies and       Our technologies cover the major areas of
Multilingual Capability              speech and language technology, including
                                     automatic speech recognition, text-to-
                                     speech, digitized speech and music
                                     compression, continuous dictation, speech enhancement, intelligent content management and machine translation. By combining these technologies with our multilingual capabilities, we believe that we offer substantial efficiencies and product differentiation to our customers and can substantially reduce the costs and delays that our customers could encounter from having to incorporate technologies and language capabilities from multiple vendors.

Multiple Platform Capability         We have designed our core speech
                                     technologies using a modular architecture developed in the Language Factory to provide our customers flexibility in selecting features and functionality. The
                                     Language Factory allows us to develop our products and port them to a wide range of hardware platforms and/or processors from multiple vendors, including digital signal processors from Motorola, Texas
                                     Instruments, Lucent Technologies, Analog
                                     Devices, Lucky Goldstar, Samsung, Winbond and Macronix, and general purpose microprocessors from Intel, Motorola,
                                     Hitachi, Zilog, Toshiba, ARM, ST Micro,
                                     National Semiconductor and NEC. We also
                                     make our speech technology products
                                     compatible with application programming
                                     interfaces of widely used software products from such organizations as Microsoft and the Enterprise Computing Telephony Forum.

Products

     We offer a wide range of speech and language technologies, solutions, products and services. We have set forth below a description of the key technologies, solutions, products and services offered by each of the three divisions of our core business, exclusive of our recent acquisitions.

Speech and Language Technologies and Solutions

     Our Speech and Language Technologies and Solutions Division focuses on licensing our core speech and language technologies:

     .    automatic speech recognition;
     .    text-to-speech;
     .    digitized speech and music compression;
     .    telephony solutions;
     .    text-to-text, referred to as machine translation;
     .    linguistic components; and
     .    development tools.

     The division also builds subsystems, modules or full applications using combinations of these technologies, in close cooperation with our customers.

     Licensees of our technology consist primarily of applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors. Our customers use our technologies to allow users worldwide to interact through speech and natural language with a broad range of devices and applications in four principal markets:

     .    computers and multimedia;
     .    telecommunications;
     .    automotive electronics; and
     .    consumer and industrial electronics.

     We have achieved significant advances in all major areas of our core speech and language technologies listed above and currently offer multilingual core speech recognition products that are speaker independent and able to identify words spoken in natural continuous speech under a variety of acoustical conditions and that respond with natural sounding speech, and speech synthesis that achieves levels of naturalness and understandability approaching those of natural speech. We also offer a wide range of linguistic components, including spelling and grammar checking products, content finder products, and search and summarization technologies. Some of our competitors may have developed speech and language technology products that are comparable in performance to one or more of our products. However, we believe that we have a competitive advantage based on our offering of what we believe is the most complete range of multilingual and multi-platform speech and language technologies currently available, offering the highest level of integration of these different technologies for a wide range of solutions.

     .    Automatic Speech Recognition Technology

     Our automatic speech recognition products offer continuous or discrete speech and speaker independent or speaker dependent capabilities. Versions of our automatic speech recognition products are available for each of our four targeted markets listed above.

     The following table summarizes key information about our current automatic speech recognition products. Manufacturers of processors on which one or more of these products have been ported include Intel, Texas Instruments, Motorola, ST Microelectronics, National Semiconductor, Lucent, Analog Devices, Hitachi, Lucky Goldstar, and NEC.

--------------------------------------------------------------------------------------------------------------------------------
                                          Automatic Speech Recognition Technologies

--------------------------------------------------------------------------------------------------------------------------------
    Product            Key features           Languages(1)      Languages Under Development               Markets
--------------------------------------------------------------------------------------------------------------------------------
 .    Large          .   Continuous speech    .   English (US)         .    English (UK)           .     Telecommunications
     Vocabulary         recognition                                   .    German
     Engine         .   Unlimited                                     .    French
                        vocabularies                                  .    Korean
                                                                      .    Japanese
                                                                      .    Chinese (Mandarin)
                                                                      .    French
                                                                      .    Spanish
--------------------------------------------------------------------------------------------------------------------------------

 .    asr 1600       .   Continuous speech    .   English (US)                                     .     Computers and Multimedia
     Engine             recognition
                                             .   English (UK)                                     .     Automotive Electronics
                                             .   Dutch                                            .     Consumer and Industrial
                                                                                                        Electronics
                                             .   French
                                             .   German
                                             .   Italian
                                             .   Japanese
                                             .   Spanish
--------------------------------------------------------------------------------------------------------------------------------

 .    asr 1500       .   Continuous speech    .   Same as asr 1600
     Engine             recognition              plus Korean                                      .     Telecommunications
-------------------------------------------------------------------------------------------------------------------------------

 .    asr 200        .   Discrete speech      .   English (US)                                     .     Automotive Electronics
     Engine             recognition          .   French                                           .     Consumer and Industrial
                                             .   German                                                 Electronics
                                             .   Italian
                                             .   Japanese
-------------------------------------------------------------------------------------------------------------------------------

 .    asr 300        .   Discrete speech      .   English (US)         .    Spanish                .     Automotive Electronics
     Engine             recognition with                              .    Chinese                .     Consumer and Industrial
                        enhanced support for                                                            Electronics
                        digit strings
                    .   Support for          .   French
                        speaker dependent
                        user words
                                             .   German
                                             .   Korean
-------------------------------------------------------------------------------------------------------------------------------

 .   asr 100         .   Discrete speech      .   Language                                         .     Automotive Electronics
    Engine              recognition              independent                                      .     Consumer and Industrial
                    .   Support for              (under                                                 Electronics
                        speaker dependent        development)
                        words only
-------------------------------------------------------------------------------------------------------------------------------

(1) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Norwegian, Swedish, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Greek, Thai, Turkish, Vietnamese, Malay, Taiwanese, Armenian, Urdu, Tamil, Hindi, Arabic and Arabic dialects. See "Strategic Alliances-Language Development"

     Key features of our automatic speech recognition products include:

      Continuous speech recognition. Our automatic speech recognition products have the capability of processing and recognizing a string of naturally and continuously spoken words with no artificial pauses.

      Natural Language Technology. Our automatic speech recognition products use our proprietary Natural Language Technology to recognize key words from surrounding words or other sounds in continuous speech enabling users to phrase their commands more naturally.

      Speaker independence. Our automatic speech recognition products in the table above are speaker-independent. This means that they are capable of being used by an unlimited number of speakers without speaker enrollment.

     High background noise tolerance. We have collected extensive databases of speech spoken with background noises and have applied that information to refine our software to address the challenges of noisy environments.

     Multiple channels. Our asr 1500 telecommunications products have been ported to several digital signal processors, including those of Dialogic and Natural Microsystems, and other general purpose processors enabling the simultaneous processing of multiple calls. This can represent significant savings to our customers.

     Additional features of our speech recognition products include:

     Call Center Applications. We are working with providers of call center services to develop voice-powered solutions that automate call handling.

     Messaging and Auto-Attendant Applications. We are also developing voice-powered solutions to improve implementation of systems in the messaging and auto-attendant markets.

     .    Text-To-Speech

     Our text-to-speech products convert computer-readable text or data into natural sounding speech. Versions of our text-to-speech products are available for each of our four targeted markets.

     The following table summarizes key information about our current text-to-speech products. Manufacturers of processors on which one or more of these products have been ported include Intel, Texas Instruments, Analog Devices, Advanced RISC Machines, Lucent, ST Microelectronics, National Semiconductor, Motorola, NEC, Toshiba and Zilog.


                                Text-to-Speech

----------------------------------------------------------------------------------------------------------------------------------
                                                                           Languages under
   Products            Key Features            Languages                   Development(1)                  Markets
----------------------------------------------------------------------------------------------------------------------------------
 .   RealSpeak    .  Uses recorded       .   English (US)                   .  English (UK) .  Japanese     .  Telecommunication
    Engine          fragments of real   .   German                         .  Dutch        .  Portuguese   .  Computers and
                    human speech        .   French                         .                  (Brazil)        Multimedia
                                        .   Korean                         .  Italian
----------------------------------------------------------------------------------------------------------------------------------

 .   tts3000      .  Segment             .   English      .  German                                         .  All Markets
    Engine          concatenation           (US)
                                        .   English      .  Italian
                                            (UK)
                                        .   Chinese      .  Korean
                                            (Mandarin)   .  Spanish
                                                            (Castillian)
                                        .   Brazilian    .  Spanish
                                            Portuguese      (Mexican)
                                        .   Dutch        .  Japanese
                                        .   French       .  Russian
----------------------------------------------------------------------------------------------------------------------------------

 .   tts2500      .  Segment             .   English                        .  Arabic                       .  Consumer
    Engine          concatenation           (US)                                                              Electronics
                 .  Optimized for       .   Chinese
                    accurate                (Mandarin)
                    pronunciation of
                    reference lists
                    (talking
                    dictionaries)
                                        .   German
----------------------------------------------------------------------------------------------------------------------------------

 .   TruVoice     .  Formant synthesis   .   English (US)                                                   .  Telecommunication
    Engine

----------------------------------------------------------------------------------------------------------------------------------

 .   Elan speech  .  Segment             .   US English,                    .  Dutch                        .  Telecommunication
    cube            concatenation       .   UK English
                 .  PSOLA time          .   Spanish
                    domain synthesis    .   German
                                        .   French
                                        .   Russian
                                        .   Brazilian Portuguese
----------------------------------------------------------------------------------------------------------------------------------

 .   Elan speech  .  Segment             .   US English                                                     .  Computers and
    engine          concatenation       .   UK English                                                        Multimedia
                    PSOLA time domain   .   Spanish
                    synthesis           .   German
                                        .   French
                                        .   Russian
                                        .   Brazilian Portuguese
----------------------------------------------------------------------------------------------------------------------------------

(1) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Norwegian, Swedish, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Thai, Tamil, Hindi, Greek, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. See "Strategic Alliances-Language Development".

     Key features of our text-to-speech products include:

      Voice quality and intelligibility. Our RealSpeak product uses pre-recorded fragments of real human speech to convert text into speech with a human sounding voice. We believe that RealSpeak represents a new industry standard for voice quality and intelligibility in text-to-speech technology. We offer Elan and other text-to-speech versions, which have a lower voice quality than our RealSpeak, for applications that require less processing power and storage capacity.

      Unlimited vocabulary. Most of our text-to-speech products have a virtually unlimited vocabulary, capable of reading arbitrary texts with a high pronunciation accuracy.

      Multiple channels. Our text-to-speech products have been ported to digital signal processors and general purpose processors to enable simultaneous processing of multiple calls with corresponding cost savings to our customers.

      Additional features of our text-to-speech products include:

      E-mail Preprocessing. E-mail preprocessing permits our text-to-speech products to analyze e-mail messages and to read aloud the relevant portions of the message.

      Transplanted Prosody Tool. Our text-to-speech products calculate prosody in an attempt to mimic natural sounding speech. Prosody refers to the appropriate intonation and duration of each sound. The technique of transplanted prosody copies intonation and duration values from recorded human speech into the original text to produce high-quality, computer-generated speech.

      Language identification. We offer an optional pre-processor that is able to identify the language of a written text. This allows the system to select the proper text-to-speech engine as a function of the language in the context of multilingual applications.

      .   Digitized Speech and Music Compression

      Our digitized speech and music compression products convert speech and music into computer code for storage, transmission and later reproduction. Our customers use these products to compress speech and music for applications such as digital telephone answering machines and pagers.

      The following table summarizes key information about our current digitized speech and music compression products. Manufacturers of processors on which one or more of these products have been ported include Intel, Analog Devices, Texas Instruments, Motorola, Macronix, Samsung, Winbond and Power PC.

                    Digitized Speech and Music Compression

     ---------------------------------------------------------------------

                                Compression
           Product              Rates (bps)           Markets
     ---------------------------------------------------------------------

         Stream Talk          650      4800    Computer and Multimedia
                              900      8000       Telecommunications
                             1100     12000     Consumer Electronics
                             1350     16000
                             2400
     ---------------------------------------------------------------------


     Key features of our speech and music compression products include:

     Wide range of compression rates and ratios. Our speech and music compression products offer a wide range of compression rates which enables customers to tailor the optimal playback quality for the processing and storage capacity of their systems.

     Full-duplex functionality. Our technology can be used to enable full-duplex (two-way) conversations.

     Ultra low bit rate technology. We have developed technology at compression rates of less than 1,000 bits per second. These products require less storage space and permit faster data transmission than previous generations of speech and music compression technology.

     .  Telephony Solutions

     Telephony dialogue systems are used to allow humans to interact with computers by using speech. Applications of these systems are numerous - from call centers that can use these systems to improve customer service and efficiency, to Internet service providers that want provide services such as e-mail reading over the telephone. Over the last year, we have achieved major advances in the field of dialogue techniques. We are developing our tools with the goal of allowing fixed initiative dialogues (where the user is prompted by computer speech) and the more user-friendly mixed-initiative dialogues, where the user is allowed to take the lead of the conversation.

     Since speech recognition and text-to-speech technology is in constant evolution, we are building our applications by using a Speech User Interface Toolkit in order to design our telephony dialogue systems in such a way that the existing automatic speech recognition and text-to-speech modules can be replaced by future evolutions of these technologies. It is our goal that the applications developed with the Speech User Interface Toolkit will be language independent, giving users the possibility of easily deploying the same system in multiple languages. Systems installed today include automated attendant systems, stock quote information service, and travel information and booking systems.

     We are developing the Speech User Interface Toolkit to implement, among others, the following modules:

     Speech To Concept (Natural Language Understanding). Speech recognition engines convert digitized speech into text. However, this text may still not be readily understood by a computer application. The speech-understanding module of the Speech User Interface Toolkit would instead convert digitized continuous speech into formatted output that is application specific, but language independent, and is easily understood during subsequent processing.

     Concept To Speech (Natural Language Generation). We plan for the Speech User Interface Toolkit to provide a speech generation module that takes formatted data and converts this to speech output. This module would consist of two components: natural language generation and speech production.

     Conversation Management. The Speech User Interface Toolkit is being developed to manage conversation using a conversational agent. This conversational agent is being designed to handle speech behaviors like barge-in (the user talking while the system is speaking) and retries, and also serve as the liaison between the user and the application. The agent will converse with the user, until it has an acceptable response, and then communicates this response to the application, using formatted data. The agent will also receive information from the application and presents it to the user via the speech generation module. The behavior of the agent will be controlled by:

     . What it already knows, or assumes, from the user or from the application . What it wants to find out
     .  Incoming events, with information from speech or from the application
     .  The dialogue description

The conversational agent is being developed to conduct communications with both the application and the user at the same time. This way, the conversational agent should be able to support user initiative and barge-in, time-outs for user and application responses, and continuous conversation, even when the system takes time to look up data in a database.

   .  Project NAK

   We have developed a prototype software for handheld devices that work in a client server environment, such as the Internet. This software has a large vocabulary continuous speech dictation engine and our RealSpeak text-to-speech engine, to easily send and receive e-mail, surf the Web and conduct e-commerce transactions. This technology, which we have code-named NAK, should allow vendors to speech-enable a broad range of consumer devices, with the goal of supporting the widespread adoption of speech as a user interface. NAK's open architecture should allow for portability to the major operating systems such as Windows CE, Linux, and Symbian. We plan to begin commercializing the NAK technology by licensing the technology to developers as well as through developing and distributing devices which use this technology.

   .  Machine Translation

   Machine translation technology is designed to allow users to start with text in one language and convert the text automatically into other languages. Our machine translation software employs linguistic, rule-based artificial intelligence software and extensive linguistic databases, similar to the expert software that we use to develop our speech and language technologies.

   L&H's machine translation engines are all based on the transfer model approach. In this approach, the conversion of text from one language to another is done in three distinct phases: analysis, transfer, and generation. During the analysis phase, the structure and meaning of the input text is discerned, generating an internal representation that records all relevant characteristics of the input sentence. For example, in the phrase "I want to record a record," the system would discern that the word "record" was used as both a verb and noun with two distinctly different meanings. During the transfer phase, the system chooses an appropriate target word for each input word taking into account the determined meaning of the word in the original text. The generation phase then produces the target sentence, following all grammar rules, including word ordering rules, of the target language, taking into account agreement and word reordering phenomena. These advanced techniques improve the accuracy of the machine translation by analyzing the context of words in a sentence and thereby avoiding many of the mechanical errors of simple word-by-word dictionary-type mechanical translations.

   We have set forth in the following table information about our machine translation technology. Unless otherwise indicated, all references to languages pairs in this Report mean that the product translates in both directions. For example, "English/Japanese" means that the product translates English to Japanese and Japanese to English.

                      Machine Translation Language Pairs(1)

   ------------------------------------------------------------------------
               Currently Available                   Under Development(2)
   ------------------------------------------------------------------------

      English/Arabic       English/Portuguese          Chinese/English
      English/French        English/Spanish             Korean/English
      English/German         French/German              German/Russian
     English/Italian         Italian/French            Korean/Japanese
     English/Japanese        Italian/German
                            Italian/Spanish
   ------------------------------------------------------------------------

       (1)  References to English are to U.S. English only.
       (2) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Swedish, Norwegian, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Thai, Tamil, Hindi, Greek, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. Some strategic partners are developing new language pairs from Italian, French, German, Mandarin, Japanese, Russian and Spanish to mainly Asian destination languages. See "Strategic Alliances-Language Development".


  .  Linguistic Components

  Our linguistic and lexical products include proofing tools, software programs and related databases that correct errors in spelling, grammar, punctuation, capitalization and spacing, and other mistakes in documents created by end-users of computer applications, as well as information products such as thesauruses and dictionaries in a searchable electronic format. We market these products primarily through original equipment manufacturers channels. Our proofing tools include International CorrectSpell for Windows CE, a spelling correction system for Windows CE handheld devices, and International ProofReader, a multilingual proofreading system that addresses errors in spelling, grammar, punctuation, capitalization, and spacing in 22 languages and dialects as well as numerous classes of formatting errors, writing errors and style problems in 10 of these languages. We also offer a Java version of International ProofReader for English only. In addition, we offer multiple versions of CorrectEnglish, a writing system that targets the specific errors made by native speakers of Chinese, Danish, French, German, Japanese, Norwegian, Spanish and Swedish when producing English-language documents. We also offer our NativeEnglish writing assistant product, an end-user version of CorrectEnglish for native speakers of French, German and Spanish.

  .  Development Tools

  We offer a range of software development kits ("SDKs") for our automatic speech recognition, text-to-speech and digital compression technologies for the computer and multimedia, telecommunications, automotive and industrial electronics and consumer electronics markets. These SDKs contain libraries, tools, help files, documentation and support plans to enable applications developers to develop applications incorporating our speech and language technologies.

Speech and Language Applications

  Our Applications Division offers a wide range of end-user applications, including applications and services for healthcare organizations designed around the healthcare documentation process, dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC and Internet-based translation software and educational software.

        .   Healthcare  Applications & Solutions

        The Healthcare Applications & Solutions group provides solutions for healthcare organizations designed around the healthcare documentation process. Our products and services are designed to:

        .   Efficiently create healthcare documentation using dictation
        .   Reduce the cost of healthcare documentation
        .   Decrease the document creation turnaround time
        .   Increase the quality of the documentation

        Our applications and services are designed around the workflow used in the process of creating medical documentation. Our products include technology that aids the digital dictation and transcription process by introducing advanced speech recognition and other natural language processing techniques.

         The Healthcare Applications & Solutions group provides or is developing the products and solutions as outlined in the table below:

------------------------------------------------------------------------------------------------------------------------------
        Product                          Key Features                Specialty                                Languages
------------------------------------------------------------------------------------------------------------------------------
 .  L&H Powerscribe For       .  Digital Dictation and              .  Radiology                            .  English (US)
    Radiology                    Transcription Workflow
                                 Platform
                              .  Integrated speech recognition
                                 converts digital audio
                                 recordings into draft text.
                              .  Real-Time physician editing
                                 allows physician to edit using
                                 voice.
------------------------------------------------------------------------------------------------------------------------------
 .  L&H Clinical Reporter     .  Real-Time medical report           .   Emergency Medicine                  .  English (US)
                                 writer using speech recognition    .   Pathology
                                 to covert speech to text.          .   Primary Care
                              .  Medical knowledge base to
                                 guide physician documentation
                                 process.
                              .  Prompted (structured) report
                                 writing as well as free-form
                                 dictation.
------------------------------------------------------------------------------------------------------------------------------
 .  L&H Internet Charting     .  Internet based digital dictation   .  All Acute Care Medical Disciplines   .  English (US)
    Service (1)                  and transcription service
                              .  Utilized speech recognition to
                                 lower labor content needed for
                                 medical documentation.
                              .  Accepts digital dictation from
                                 any source including over the
                                 phone.
                              .  Provides full service including
                                 labor as needed for editing draft
                                 documents created using speech
                                 recognition,
------------------------------------------------------------------------------------------------------------------------------
 .  Enterprise Telephony for  .  Batch Server based upon our        .  Cardiology                           .  English (US)
    Dictaphone (1)               Voice Xpress technology which      .  Emergency
                                 transcribes telephony voice        .  Orthopedics
                                 files from speech to text,         .  Pathology
                                 prepares the 1/st/ draft and       .  Primary Care
                                 assists the transcriptionist in    .  Radiology
                                 correction by aligning speech      .  General Surgery
                                 and text (bouncing ball)           .  Internal Medicine
                                                                    .  General Medicine
                                                                    .  Mental Health
                                                                    .  Neonatology
                                                                    .  Neurology
                                                                    .  Oncology
------------------------------------------------------------------------------------------------------------------------------

 (1)  Under development

     In addition to offering these technology products and solutions, our Healthcare Applications & Solutions group offers human transcription services. In December 1999 and January 2000, we acquired OmniMed Transcription, Inc. and the southern-Florida based medical transcription business of Rodeer Systems, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin. We have also recently entered into an agreement to acquire several additional territories of Rodeer's medical transcription business. In addition to providing conventional transcription services, it is our intent to integrate these services with our medical transcription technology to complete the development of the medical transcription solutions outlined in the above table.

     .  Continuous Dictation Applications

     We have developed multilingual, speaker-independent continuous dictation software that enables users to dictate speech accurately by speaking naturally without pausing between words. We introduced our first large vocabulary, continuous dictation product in April 1998.

     Our advanced dictation technology and software can recognize continuous speech at speeds of up to 140 words per minute, with vocabularies of 60,000 words or more and accuracy of up to 95% or more, all running on standard personal computers. We offer our continuous speech products to the general personal computer market, various specialty medical markets, as well as the law enforcement and legal markets. Our products typically require from 32MB to 64MB of RAM and a Pentium II or higher processor.

     The following tables contain summary information about our continuous dictation products.



                 Continuous Dictation - Vertical Applications

-------------------------------------------------------------------------------------------------------------------------------
        Product                   Key Features                                  Specialty                        Languages
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress -     .  Dictation and NLP for most         .  Cardiology          .  Oncology            .  English (US)
    Medical Edition           Windows applications               .  Emergency           .  Orthopedics
                           .  64,000 word vocabulary             .  General Medicine    .  Pathology
                                                                 .  Internal Medicine   .  Primary Care
                                                                 .  Mental Health       .  Radiology
                                                                 .  Neonatology         .  Surgery (General)
                                                                 .  Neurology
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress       .  Dictation and NLP for most         .  General Practice                           .  English (US)
    - Legal Edition           Windows applications               .  Litigation
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress -     .  Dictation and NLP for most         .  Law Enforcement                            .  English (US)
    Safety Edition            Windows applications
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress       .  Software Developers Toolkit        .  All Supported Specialties                  .  English (US)
    SDK                       for development of speech                                                        .  German
                              enabled Windows and Java                                                         .  English (UK)
                              applications                                                                     .  Dutch
                                                                                                               .  French
                                                                                                               .  Spanish
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress       .  L&H VX Pro with additional         .  All Supported Specialties                  .  English (US)
    Custom Solutions          features for the value-added-
                              reseller
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress       .  Dictation and NLP                  .  Radiology                                  .  German
    - German Editions         for most Windows
                              applications
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress-      .  Dictation and NLP for most         .  Radiology                                  .  Dutch
    Dutch Editions            Windows applications               .  Pathology
                                                                 .  Legal
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H CrimeTalk          .  Police report writer               .  Law Enforcement                            .  English (US)
    Reporter                  (Windows-based)
                           .  Law enforcement knowledge
                              base
                           .  Combines multiple report
                              templates and free-form
                              commentary
-------------------------------------------------------------------------------------------------------------------------------

             Continuous Dictation - Personal Computer Applications

-------------------------------------------------------------------------------------------------------------------------------
            Products                                   Key Features                                           Languages(1)
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress Standard            .  Compatible with most Windows applications                       .  English (US)
                                        .  Includes L&H XpressPad word processor, our Natural Language     .  English (UK)
                                           Technology and noise-canceling microphone                       .  Dutch
                                                                                                           .  German
                                                                                                           .  French
                                                                                                           .  Spanish
                                                                                                           .  Australian (2)
                                                                                                           .  Korean (2)
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress Advanced            .  Includes features of Voice Xpress Standard, plus                .  Same as above
                                           extensive Natural Language Technology capabilities
                                           for Microsoft Word
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress Professional        .  Includes all features of Voice Xpress Standard                  .  Same as above
                                           and Advanced, plus extensive Natural Language
                                           Technology capabilities for Microsoft Office 97
                                           applications and mobile dictation support
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress Mobile              .  Our mobile speech recognition solution for Microsoft            .  English (US)
   Professional                            Office                                                          .  English (UK)
                                        .  Bundled with the Olympus DS-150 Digital Recorder                .  Dutch
                                                                                                           .  German
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Voice Xpress - Personal          .  Dictation and NLP for Money and Quicken                         .  English (US)
   Finance Edition

-------------------------------------------------------------------------------------------------------------------------------
 .  SPK 3                                .  Our combined speech recognition and hand writing                .  Cantonese and
                                           application                                                        Mandarin Chinese
                                        .  Includes graphic tablet
-------------------------------------------------------------------------------------------------------------------------------
 .  L&H Now You're Talking on the Web    .  Dictation plus "Say-Links" which allows you to                  .  English (US)
                                           navigate the Web using our Voice Xpress continuous
                                           speech recognition engine
                                        .  Compatible with most Windows applications and Microsoft
                                           Office 97 applications
                                        .  Includes seven additional voice-powered accessories:
                                           TalkingText (text-to-speech application); Voice WebFinder
                                           (for the Internet); Voice AddressBook; Voice Calculator;
                                           TalkPad (for notes and memos); Voice Scheduler and Voice
                                           Clock
-------------------------------------------------------------------------------------------------------------------------------
 .  Talking Max/L&H Pi Chan              .  Interactive virtual pet parrot that lives on your PC plus       .  English (US)
                                           talking screensaver                                             .  Japanese
-------------------------------------------------------------------------------------------------------------------------------

(1) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Norwegian, Swedish, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Thai, Tamil, Hindi, Greek, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. See "Strategic Alliances-Language Development".
(2) Under development internally.

      .    Language Translation Applications

      We sell versions of our machine translation technology for personal computer and Internet and network applications. The following tables contain summary information about these translation products.

             Language Translation - Personal Computer Applications

-----------------------------------------------------------------------------------------------------------------------------------
           Products                                       Key Features                                       Language Pairs(1)
-----------------------------------------------------------------------------------------------------------------------------------
 .  L&H Power Translator Pro     .  PC-based translation application                                         .  English/French
                                .  Translates text and documents in popular word processing and e-mail      .  English/German
                                   applications, including Microsoft Word, Exchange and Outlook; Corel      .  English/Italian
                                   WordPerfect; Eudora Pro; and Lotus Notes                                 .  English/Japanese
                                .  Translates Internet Web pages within Netscape Navigator (version 2.0     .  English/Portuguese
                                   or higher) and Microsoft Internet Explorer (version 3.0 or higher)       .  English/Spanish
-----------------------------------------------------------------------------------------------------------------------------------
 .  Language Assistant           .  Translation package for users working with a foreign language            .  English/French
                                .  Provides draft-quality translations of documents in word processing      .  English/German
                                   applications, including Microsoft Word and Corel WordPerfect             .  English/Italian
                                                                                                            .  English/Portuguese
                                                                                                            .  English/Spanish
-----------------------------------------------------------------------------------------------------------------------------------
 .  T1 Standard                  .  Our basic PC-based text translation software                             .  English/German
                                .  Enables translation within Microsoft Word
-----------------------------------------------------------------------------------------------------------------------------------
 .  T1 Standard Plus             .  Combines functionality of T1 Standard with enhanced reference tools      .  English/German
                                   for post-translation editing                                             .  English/Spanish
-----------------------------------------------------------------------------------------------------------------------------------
 .  T1 Professional              .  Our PC-based translator for professionals                                .  English/German
                                .  Combines functionality of T1 Standard Plus with additional memory features that enable users to save translations as reference tools for future translations
                                .  Available as an upgrade to T1 Standard or T1 Standard Plus
-----------------------------------------------------------------------------------------------------------------------------------
 .  Transphere                   .  Our PC-based translator for English/Arabic                               .  English/Arabic
-----------------------------------------------------------------------------------------------------------------------------------
 .  E-J Bank and J-E Bank        .  Our heavy duty English/Japanese Windows-based translation system         .  English/Japanese
-----------------------------------------------------------------------------------------------------------------------------------
 .  Translator 6                 .  Our heavy duty Windows-based multi-language translator for               .  Japanese to English,
                                   Japanese                                                                    French, German,
                                                                                                               Italian and Spanish
-----------------------------------------------------------------------------------------------------------------------------------
 .  Tsunami and Typhoon MT       .  PC-based English/Japanese translation software                           .  English/Japanese
                                .  Also available as Tsunami and Typhoon Notebook
-----------------------------------------------------------------------------------------------------------------------------------
 .  Other English/Japanese       .  We also offer a range of additional products relating to English
   product                         /Japanese translation, including e-mail and word processing applications, optical character recognition (OCR) software and add-on dictionaries
-----------------------------------------------------------------------------------------------------------------------------------

(1) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Norwegian, Swedish, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Greek, Thai, Tamil, Hindi, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. Some strategic partners are developing new language pairs from Italian, French, German, Mandarin, Japanese, Russian and Spanish to mainly Asian destination languages. See "Strategic Alliances-Language Development".

           Language Translation - Internet and Network Applications

----------------------------------------------------------------------------------------------------------------------------------
            Products                                        Key Features                                      Language Pairs(1)
----------------------------------------------------------------------------------------------------------------------------------
 .  L&H iTranslator Enterprise    .  Client/server translation product offering a combination of machine    .  English/French
                                    and human translation services                                         .  English/German
                                 .  Supports a web-based client, eliminating the need to install software  .  English/Italian
                                    on client machines                                                     .  English/Portuguese
                                 .  Allows any number of machine translation servers to be configured      .  English/Spanish
                                    to allow scalability                                                   .  English/Japanese
                                                                                                           .  French/German
                                                                                                           .  Italian/German
                                                                                                           .  Italian/French
                                                                                                           .  Italian/Spanish
----------------------------------------------------------------------------------------------------------------------------------
 .  L&H iTranslator Publish       .  Enables users to provide real time translation to visitors of  their   .  Same as iTranslator
                                    Web pages                                                                 Enterprise
                                 .  Integrates with iTranslator Enterprise
----------------------------------------------------------------------------------------------------------------------------------
 .  L&H iTranslator Enterprise    .  Allows integration of the iTranslator Enterprise product in a Lotus    .  Same as iTranslator
   for Notes                        Notes/Domino environment adding machine and human translation             Enterprise
                                    services to a Notes DB environment
----------------------------------------------------------------------------------------------------------------------------------
 .  L&H iTranslator Enterprise    .  Allows developers to add iTranslator Enterprise functionality for       .  Same as iTranslator
   SDK                              corporate infrastructure or custom applications                            Enterprise
----------------------------------------------------------------------------------------------------------------------------------
 .  L&H Machine Translation       .  Allows developers to add machine translation functionality for          .  English/French
   SDK                              custom application                                                      .  English/German
                                                                                                            .  English/Italian
                                                                                                            .  English/Portuguese
                                                                                                            .  English/Spanish
                                                                                                            .  English/Japanese
----------------------------------------------------------------------------------------------------------------------------------
 .  T1 Workgroup                  .  Our multi-user translation system based on our T1 Professional          .  English/German
                                    technology designed for professional translators working in small to medium-size groups
----------------------------------------------------------------------------------------------------------------------------------

(1) Our strategic partners are developing versions of our technologies and products for additional languages, including Danish, Norwegian, Swedish, Bahassa, Russian, Belarussian, Ukrainian, Hungarian, Polish, Czech, Greek, Thai, Tamil, Hindi, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. Some strategic partners are developing new language pairs from Italian, French, German, Mandarin, Japanese, Russian and Spanish to mainly Asian destination languages. See "Strategic Alliances-Language Development"

     .   Educational Applications

     We offer a range of products that use speech and language technology for the educational assistance market. Our Kurzweil 1000 is an advanced PC-based reading tool for the blind and visually impaired that works with a scanner to convert printed words into speech. It also provides the ability to edit, annotate, index, summarize and emboss documents. Our Kurzweil 3000 product is an advanced PC-based reading system for people with learning difficulties that provides both an audio and a visual presentation of scanned text. It includes a broad array of features designed to enhance people's access to the written word, both as readers and as writers, including access to dictionaries, thesauri, spelling checkers, and word predictors.


Speech and Language Consulting and Services

     We provide a wide range of linguistic services through our Speech and Language Consulting and Services Division, recently renamed the Globalization and Internet Translation Group. We believe we are one of the few companies with a presence in most major markets in the world providing a complete range of language solutions. In addition to the full-time staff of employees, our Globalization and Internet Translation Group has a global network of thousands of correspondent translators and service providers. We intend to continue developing new solutions to help our customers reach global markets by combining our human translation resources with our machine translation technology. Our language solutions are generally available in a wide range of languages, including English, Dutch, French, German, Italian, Japanese, Portuguese and Spanish.

     Our key Globalization and Internet Translation Group services include:

------------------------------------------------------------------------------------------------------------------
                Services                                                 Features
------------------------------------------------------------------------------------------------------------------
 .    L&H iTranslator solutions           Our new L&H iTranslator solutions use our iTranslator machine translation technology to provide customers with translations of text documents and
                                         Web sites. We provide these solutions to business customers, Internet service providers and Internet portals worldwide either on a subscription basis through our server or by licensing the technology to the customer for use on their own intranet or web server.

------------------------------------------------------------------------------------------------------------------
 .    E-publishing                        We provide a range of multilingual, technical electronic publishing services to increase the value of information by using leading-edge technology to manage the multilingual use and publication of information.

------------------------------------------------------------------------------------------------------------------
 .    Technical writing                   We have extensive experience providing high quality technical publications across a wide range of industries, including aerospace, automotive, chemical, computer hardware, defense, medical, pharmaceuticals, software, telecommunications and utilities.

------------------------------------------------------------------------------------------------------------------
 .    Internet/intranet services          We offer consulting services to assist our customers in the implementation of Internet/intranet sites and networks, including information auditing and planning, concept screen design, development of corporate information structure, development of publishing model, site design and build, information management, and on-site staff for ongoing management.

------------------------------------------------------------------------------------------------------------------
 .    Localization                        We specialize in the adaptation of software for different markets, languages and cultures. We have performed localization into German,
                                         French, Spanish and Russian of programs such as Microsoft Word, Excel,
                                         Access, Powerpoint, SQL Server and Windows NT.

------------------------------------------------------------------------------------------------------------------
 .    Terminology management              We are experienced in assisting our customers in the multilingual use and publication of specialized technical information and terminology.

------------------------------------------------------------------------------------------------------------------
 .    Translation                         We have extensive experience providing multilingual translations of technical materials in a wide range of industries, including those in the medical and information technology fields. Our translation services are generally performed by persons with expertise in the appropriate technical field translating into their native language to avoid rewrites and ensure your time-to-market is on schedule.
------------------------------------------------------------------------------------------------------------------

Customers

     In 1999, Microsoft accounted for approximately 9% of our total revenues and 28% of our Consulting and Services Division revenues. For a discussion of the breakdown of sales and revenue into geographical markets, see Note 17 to our consolidated financial statements. A discussion of customers of our respective divisions is set forth below.

     Speech and Language Technologies and Solutions. We have targeted applications developers, original equipment manufacturers, component manufacturers and software vendors to create applications incorporating our core speech and language technologies. Licensees of our core speech and language technology include such industry leaders as:

      Auralog            Ericsson                        Micrografx
      Alcatel            Group Sense                     National Semiconductor
      Apple              Hitachi                         Nortel
      Active Voice       Intervoice                      Periphonics
      AOL                Information Access Company      Symantec
      Belgacom           Intel                           Swift
      BBN/GTE            Inventec                        Samsung Electronics
      Casio              Lucent                          Sun Microsystems
      Corel              Lotus                           TRO Learning
      Dialogic           Microsoft                       Visio
      Edify

     The following is a list of applications developed by our customers using one or more of our core speech technologies in each of our four target markets:

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Automotive and Industrial
  Computers and Multimedia          Telecommunications                     Electronics                  Consumer Electronics
------------------------------------------------------------------------------------------------------------------------------------
 .  Handheld devices             .  Name dialing                  .  Hands-free car phone dialing    .  Digital answering machines
 .  Language training            .  Interactive voice software    .  Voice navigation                .  Talking personal digital
                                                                                                       assistants
 .  Talking computers            .  Automated attendants          .  Traffic data systems            .  Hand-held electronics
 .  Desktop videoconferencing    .  Unified messaging for         .  Command and control of             Dictionaries and translators
                                   voicemail, e-mail, fax           lights, wipers, etc.
 .  Command and Control          .  Personal assistants                                              .  Desktop phones
 .  Character animation          .  Internet voice
 .  Education                    .  Stock quotes
                                .  Telephone banking

-----------------------------------------------------------------------------------------------------------------------------------

     Our customers have also developed a variety of applications that incorporate our linguistic components, including word processing and grammar checking applications, web servers and document management systems, and CD ROM and Internet-based reference products.

     Speech and Language Applications. We generally sell our personal computer dictation, off-the-shelf translation and Kurzweil educational products through direct sales and nonexclusive arrangements with distributors such as Ingram Micro and Tech Data to retail outlets, including CompUSA, Computer City, Best Buy, Staples and OfficeMax in the United States, and Dixon, Computer 2000, Carrefour and Kaufhof in Europe. We also sell our personal computer dictation and translation products to end-users through computer software catalogs and value-added resellers. Customers of our medical dictation products include end-users such as hospitals, clinics and physician practices. We sell through value-added resellers and systems integrators to the healthcare industry.

     Speech and Language Consulting and Services. Human translation and localization services customers include Audi, British Aerospace, British Telecom, Compaq, General Motors, Microsoft, Novell and SAP.

Sales and Marketing

     A discussion of the sales and marketing activities of our respective divisions is set forth below.

     Speech and Language Technologies and Solutions. We generally license our core speech and language technologies and solutions to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors. Our sales and marketing activities for our core speech and language technologies include direct sales calls, participation in trade shows, publication of articles in trade journals and interaction with leading opinion leaders through participation in industry forums.

     Speech and Language Applications. We distribute our personal computer applications products in the United States, Canada and Europe through nonexclusive arrangements for the retail channel. We also distribute these products through computer software catalogs in the United States and through value-added resellers in the United States, Canada, Australia and Europe. Our vertical dictation products group distributes our products primarily in the United States through a direct sales force, value-added resellers, systems integrators and dealers in the healthcare industry.

     Speech and Language Consulting and Services. Our Consulting and Services Division generally derives a significant portion of its business from repeat work from existing customers and referrals from those customers and from its correspondent contract translators located throughout the world. Sales and marketing activities conducted include direct sales calls by members of its professional staff, participation in trade shows, direct mailings, publication of articles and advertising in trade journals. Our direct sales efforts may be further supported by the sales and marketing activities conducted in selected international territories by our international joint ventures and strategic partners. At the end of 1999, we also started to implement a dedicated Internet marketing strategy. As a result of these efforts, beginning in the first quarter of 2000, our Internet translations services have become available through Microsoft's Office Update web site. We have entered into agreements with other Internet service providers to offer our translation services through their sites. We also plan to offer this service through our own web site and with other Internet service providers.

Engineering and Customer Support

     We are dedicated to providing a high level of customer support to assist in the integration of our speech and language products into the customer's hardware or software application. We believe that this assistance is critical to ensure the effective integration and operation of our speech products and to reduce the cost and time-to-market of the customers' products. Depending upon the complexity of the products, the integration process typically requires between one and six months. We typically charge customers a fee for providing engineering services.

     We assist our customers in marketing and selling products incorporating our speech technologies by providing customers with sales and technical support. We also strive to establish close collaborative relationships with our customers to further enhance the sale of products incorporating our technologies.

     We also offer a number of services to assist end-users of our dictation products, including in-house and regional training programs, on-site installation and training, ongoing maintenance programs, a support service hot-line for end-user telephone support, a multimedia on-line tutor for new users and extensive documentation.

     In the second half of 1999, we started establishing customer support centers in locations around the world. Initially, we opened support centers in Burlington, Massachusetts and in Ieper, Belgium. In January 2000, we opened support centers in Singapore and Tokyo, and we expect to open support centers in San Francisco, California and Seoul, South Korea during 2000. The support centers have three primary focuses:

          . Demonstrations - including permanent demonstration areas where we display our technologies and products;

          . Training - including dedicated training areas where we offer comprehensive training in the use of our products to prospective and existing customers; and

          . Developer support - including the opportunity for developers to work with our engineers to facilitate development of applications incorporating our technologies and products.


Strategic Alliances

         We have pursued a strategy of seeking strategic alliances to broaden our product offerings and technology reach. The following describes our more significant relationships.

     Microsoft. In September 1997, we entered into a strategic alliance with Microsoft to accelerate development of speech products in multiple languages running on Microsoft Windows(R) platforms. As part of this strategic alliance, we entered into a Patent License Agreement with Microsoft, pursuant to which the parties have granted certain patent licenses to each other (the "License Agreement") and a Common Stock Purchase and Shareholders' Agreement (the "Microsoft Purchase Agreement") among us, certain of our affiliates and Microsoft, pursuant to which Microsoft purchased 5,800,840 shares of our common stock at $7.7575 per share for an aggregate of approximately $45.0 million. The purchase price per share paid by Microsoft was determined by multiplying 110% by the average of the closing bid prices of our common stock on the Nasdaq National Market for the 20 trading days preceding the date of purchase. In addition, in connection with this transaction, we issued warrants to Microsoft to purchase 1,714,284 shares of common stock at an exercise price equal to $8.75 per share, which Microsoft exercised in March 1999. The agreement further contemplates that we may further share technologies and cooperate on future development initiatives with Microsoft. In 1998, we continued our relationship with Microsoft and were named as an official partner of the Microsoft Office product line, our automatic speech recognition technology was demonstrated in connection with the launching of Windows(R) 98, and we announced our support for Windows(R) CE.

     Under the License Agreement, we granted Microsoft a worldwide, exclusive, perpetual, irrevocable, fully-paid license (including the right to sublicense) under our "Speech" patents to exercise any and all rights with respect to Microsoft open speech platform products, including without limitation the right to manufacture, use, distribute, sell or otherwise transfer products. "Speech" patents include all issued patents and patent applications that are entitled to an effective filing date within five years of the date of the License Agreement and that claim inventions relating to technology and methodology of speech recognition, speech understanding, and/or speech synthesis, but excluding technology and methodology relating to natural language processing and machine translation. We also granted Microsoft a worldwide, perpetual, irrevocable, fully-paid license, exclusive of all parties except us, under our natural language processing patents to make open platform products that use speech recognition, speech understanding, and/or speech synthesis.

     Microsoft has granted us a world-wide, non-exclusive, perpetual, irrevocable, fully-paid license under some of its Speech patents to exercise any and all rights with respect to our embedded speech application products which include speech for execution on special-purpose hardware devices without speech programming interfaces to support additional software applications, including without limitation the right to manufacture, use, distribute, sell or otherwise transfer such products. We may grant manufacturers and distributors the right under some of Microsoft's Speech patents to manufacture and distribute our embedded speech application products through multiple tiers of manufacture and distribution. Our license under the License Agreement terminates upon transfer of all or substantially all of our assets. Microsoft may terminate our license upon a change of control of the Company.

     In connection with Microsoft's investment, we granted Microsoft the right to nominate a candidate for election to our Board of Directors. Mr. Bernard Vergnes currently represents Microsoft on our Board of Directors. Following Microsoft's exercise of its warrants in March 1999, it held an aggregate of 7,515,124 shares of our common stock, representing approximately 5.29% of our outstanding common stock as of June 8, 2000.

     Sail Labs. In January 1999, we participated in the formation of Sail Labs Holding N.V. (formerly Sail Labs N.V.) for the purpose of developing advanced speech and language technologies and products. In 2000, we made several loans in the aggregate principal amount of approximately $5.5 million to Sail Labs; these loans are convertible at our option into capital stock of Sail Labs. Including the capital stock which we could acquire upon the conversion of these loans, we currently beneficially own approximately 34.8% of the outstanding capital of Sail Labs. At the time of the formation of Sail Labs, the current President, Chief Executive Officer and principal stockholder of Sail Labs, Peer Van Driesten, left the Company where he had been serving as President of our former language technologies division. We have entered into a license and development agreement with Sail Labs pursuant to which we have licensed our existing technology to Sail Labs on a non-exclusive basis, and Sail Labs has undertaken long-term development projects to improve and enhance our speech and language technologies and products. Sail Labs has the right, subject our consent, to engage our employees in connection with the development projects that it has undertaken pursuant to our agreement. We have the right to invoice Sail Labs for all expenses associated with its use of our employees, including wages and overhead expenses.

     We have non-exclusive rights to use and distribute all technology and products developed by Sail Labs based upon our technology, and we have rights at our option to become the exclusive licensee of any such technology or products on a case-by-case basis. We also have the non-exclusive right to use internally all technology and products developed or acquired independently by Sail Labs. In addition, we have rights of first negotiation if Sail Labs wishes to license any technology or products, including technology or products developed or acquired independently from the agreement, to a third party. We also have the right at any time to acquire all ownership rights in any or all technology or products owned by Sail, including technology or products developed or acquired independently from the agreement, subject to underlying third-party rights as applicable. Subject to our underlying rights, Sail Labs retains title to all technology and products that it develops pursuant to the agreement.

     We have also entered into an agreement with Microsoft pursuant to which we have agreed, in the event that we decide not to exercise any of our rights of first negotiation in connection with a proposed sale of any technology developed pursuant to our agreement with Sail Labs, that we will negotiate pursuant to our rights of first negotiation on behalf of Microsoft if Microsoft has indicated that it is interested in acquiring any such technology.

      Sail Labs is obligated to pay us royalties on its net revenues from the sale of all technology and products that it develops based on our technology. We are obligated to pay Sail Labs royalties on our net revenues from the sale of all Sail Labs technology or products that we have rights to pursuant to the agreement.

      Sail Labs is prohibited without our consent from (i) granting any source code licenses relating to technology or products that it develops pursuant to the agreement, or (ii) licensing any of our technology on a stand-alone basis. Sail Labs is also subject to limitations for a period of two years on the use of our technology in the distribution of technology or products that are competitive with our existing product lines. In addition, Sail Labs is required to make available to us technology and products that it develops or owns, including technology or products developed or acquired independently from the agreement, at least one month prior to making any such technology or products available to third parties.

      In connection with the license and development agreement, we also entered into a stockholders' agreement with the other stockholders of Sail Labs. The stockholder's agreement, among other things, contains restrictions on the parties' transfer of Sail Labs stock, including a prohibition on transfers to our competitors. The stockholder agreement also gives us preferential rights to participate in future Sail Labs equity financings. In addition, we have the right to purchase all, but not less than all, of the outstanding stock of Sail Labs at any time at a formula price intended to approximate the fair market value of Sail Labs at the time of exercise. We also have the right to appoint one of the eight members of the board of directors of Sail Labs.

      Language Development. We have entered into strategic relationships to initiate development of speech and language technologies for additional languages, including Bahassa, Russian, Ukrainian, Belarussian, Hungarian, Polish, Czech, Greek, Thai, Tamil, Hindi, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Armenian, Arabic and Arabic dialects. In addition, we have entered into a strategic relationship with a number of cross language development companies which have engaged in the development of new language pairs for machine translation. The new language pairs have as source languages Italian, French, German, Mandarin, Japanese, Russian and Spanish, with the destination languages being Asian languages. We are considering entering into similar agreements for the development of additional languages.

      Pursuant to these agreements, we have received nonrefundable up-front license fees in connection with the license of our speech and language technology development tools to strategic partners that are unaffiliated with us to develop additional language versions and language pairs for our core speech technology products. Our strategic partners also have rights, subject to our rights described below, to develop, market and distribute products incorporating the developed technology. In addition to one-time license fees, we have rights to receive royalties based on our partners' net revenues from sales of products incorporating the developed technology. We also have rights to market and distribute products developed by our strategic partners incorporating the developed technology, subject to our obligation to pay royalties to our strategic partners on our net revenues from our sale of such products. Subject to our underlying rights and our rights in jointly developed technology or products, our strategic partners will own the technology and products developed pursuant to these agreements.

      In September 1998, we entered into a license agreement with Nordisk Sprakteknologi AS ("NST"), and in April 1999, we entered into a development agreement with Voss International Language Technology AS ("VILT"). Both NST and VILT are located in Voss, Norway. Under the development agreement with VILT, we granted VILT a non-exclusive license to use our tools to localize our products for the Scandinavian market. Ownership of all intellectual property rights in the localized products will belong to us. Under the license agreement with NST, we have granted NST a license to develop certain designated applications incorporating the products localized by VILT.

      In the second quarter of 1999, we formed a joint-venture called GRI Nordisk Sprakteknologi AS ("GRI"), which will be the holding company for NST and VILT. A total amount of approximately $12.0 million has been contributed to GRI by its partners. We have invested approximately $3 million in GRI as of April 30, 2000, representing 19.9% of its share capital. The other principal partners are Telenor Venture AS and SND Invest AS each of which own 20% of GRI's share capital.

     Intel. In May 1999, we entered into an agreement with Intel Atlantic Inc. to form a new company to develop e-commerce and telephony solutions based on our technology. The company is owned 51% by Intel and 49% by us. Intel has the right to appoint three of five directors of the company, including the chairman, and we have the right to appoint the remaining two directors, subject to limitations and conditions. We have agreed to initially fund the company in an aggregate amount of up to $10 million in the form of debt financing. Additional funding is subject to mutual agreement of the parties.

     The parties have agreed on an annual basis to assess the appropriate strategic options for the company, including an initial public offering. Each party has the right to purchase the interests of the other party in the company after three years, with Intel having the initial right to do so. Both parties have also agreed to restrictions on transfer of the securities of the company.

     The parties have agreed to license to the company the technology needed by the company on an ad hoc basis at commercially reasonable terms. The company is based in Ieper, Belgium and in Santa Clara, California, and is staffed by employees of both parties. Both parties have agreed to send or otherwise make available full-time employees to the company. We provided the Chief Executive Officer. The number of employees dedicated to the company will be as appropriate to achieve the business plan of the company over time.

     In May 1999, Intel also invested $30 million with us in the form of non-voting, non-interest bearing securities which are exchangeable on and after November 5, 2000 for shares of our Automatically Convertible Stock held by a trust on behalf of Intel. Each share of Automatically Convertible Stock is currently convertible into two shares of our common stock. The purchase price per share of approximately $33.48 paid by Intel was determined based on a method of average of trading price of our common stock on the Nasdaq National Market for the 10 trading days immediately preceding April 5, 1999. Intel has agreed to certain restrictions on the transfer of our securities, including an 18-month prohibition on transfer subject to conditions. In connection with the investment, we granted Intel non-voting observation rights for all meetings of our Board of Directors. We have also granted Intel registration rights with respect to the shares of our common stock into which the securities purchased by Intel are ultimately convertible.

     S.AI.L Trust. For a discussion of the S.AI.L Trust and related matters, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our interests may be in conflict with the interests of a number of entities in which our directors are involved".

     NightStorm Media. In February 2000, we joined with Saban Entertainment, Inc., a wholly-owned subsidiary of Fox Family Worldwide, Inc., Korean Broadcast Entertainment for Satellite and Terrestrial, Inc. and Zen Entertainment Co. Ltd. to form NightStorm Media, a joint venture in which we intend to localize our technologies and solutions for the Korean market and adapt them to the educational and entertainment fields. The joint venture intends to license and distribute these technologies in the animation broadcast and Internet arena and to provide animation production, co-production and merchandising of Internet and traditional broadcast content to South Korea.

     Visteon Corporation. Together with Visteon Corporation, in April 2000, we announced our intention to create a joint venture dedicated to advancing and accelerating the speech interface in automotive applications. Under the proposed arrangement, we would have an initial 60 percent interest in this joint venture and Visteon would have a 40 percent interest. The purpose of the joint venture company will be to provide a dedicated, single source of high-end, integrated speech products and technology dedicated to the automotive industry. We expect to launch the new joint venture company with approximately 50 employees in the second half of 2000. However, commencement of the joint venture is subject to a number of conditions, including the negotiation and execution of definitive joint venture documents.

     We intend to continue to seek strategic alliances with technology partners that we believe will further enhance product development and marketing.

Research and Development

     We focus our research and development efforts on the development and enhancement of our speech and language technologies and applications and solutions based on those technologies. We believe that the timely enhancement of our technologies and development of applications for those technologies are essential to maintain our competitive position. Delays or difficulties associated with our research and development efforts could materially harm our business.

     We employ linguists and multilingual scientists and engineers with expertise in such areas as signal processing, statistics, linguistics and software. In addition, we subcontract with third parties to supplement our research and development effort.

     During 1997, 1998 and 1999, our research and development expenses were approximately $6.4 million, $25.2 million, and $50.0 million, respectively.

Competition

     Our markets are highly competitive and are characterized by continual change and improvements in technology. Many of our competitors and potential competitors, including Apple, IBM, Lucent Technologies, Microsoft, Motorola, NEC, Philips and Texas Instruments, have substantially greater resources than we do. These companies may also use our services or license our technology from us or our competitors, such as Vocalis, Berlir or Bowne International. We also compete with other independent speech and language technology companies, such as Nuance and Speechworks. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Although several of our larger competitors have developed or are developing speech and language technologies, these competitors generally focus their activities on developing specific applications for particular markets. These applications are generally offered only on hardware or software platforms developed by that company. Most independent speech technology companies have focused on the development of only one of the core speech and language technologies, and most have not developed core speech and language technologies products to the markets that we target.

     We believe that competition in speech and language technologies and solutions markets is based on a variety of factors, including accuracy, quality, functionality (including number of languages), ease-of-use, cost efficiency, processing and memory requirements, and customer support.

     We experience significant competition in the applications market for our dictation software from competitors such as IBM and Philips both of which have introduced large vocabulary speaker-dependent continuous speech dictation products. We believe that we compete with these companies based primarily on price, accuracy and ease-of-use.

     We believe that competition in the machine translation market is based primarily on accuracy, functionality, ease-of-use, price, processing and memory requirements and customer support. Our principal competitors in this market are Logos (in Germany), Systran (in France), Toshiba, Catena, Sharp (in the Far
East), and Transparent Language, IBM (in the U.S.).

     The human translation and translation services market is also highly competitive and, although none of the current participants in this market has a significant market share, we have numerous competitors with significant resources, such as Bowne International. In this market, we compete primarily on the basis of quality of translation, responsiveness and price. We also compete based on our ability to offer translation services in multiple languages.

Proprietary Rights

     We rely primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and contractual provisions to protect our proprietary rights. We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our technologies. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws, which may afford only limited protection. As of June 8, 2000, we had 157 United States patents (expiring between 2000 and 2018) and 119 pending United States patent applications, as well as 172 patents in certain foreign jurisdictions and 96 pending patent applications in other jurisdictions, principally in Europe and Japan.

     We have granted an exclusive license for some of our patents to Microsoft in defined areas. We have also exclusively licensed our speech and language technology development tools to strategic partners for the development of speech and language technologies for additional languages.

Employees

     At March 31, 2000, we had approximately 2,700 full-time employees. As a result of the acquisition of Dictaphone, which closed in May 2000, and the acquisition of Dragon, which closed in June 2000, we now have in excess of 5,000 full-time employees.

     Every industry sector in Belgium has its own Joint Labor Committee in which employee and employer representatives on a national level negotiate the terms and conditions of employment in the sector, including wages, working hours, work rules and certain other matters. The collective bargaining agreements concluded by the Joint Labor Committee applicable to our industry sector apply to us and our employees. Belgian law also requires social elections to be held by the employees of a company every four years to elect representatives for a Workers Council and a Health and Safety Committee, provided there are candidates for the position. These elections occurred on May 19, 2000, which was the first time that these elections were held at the Company. The elections have been planned in cooperation with our employees with some minor union involvement. The majority of the representatives elected are non-unionized employees. We believe that our relationship with our employees is good.

                              Item 2. PROPERTIES

     We lease approximately 139,000 square feet of office space in Ieper, Belgium, where we have constructed our principal offices. In Wemmel, Belgium we lease approximately 22,500 square feet of office space. We also own real property located in the Flanders Region economic development district in Ieper, where we have constructed office facilities of approximately 9,600 square feet.

     Our Speech and Language Consulting and Services Division occupies approximately 10,800 square feet of office space in Brussels, Belgium, and approximately 12,000 square feet of office space in Wuppertal, Germany. This division also leases an aggregate of approximately 146,000 square feet of office space in various other locations, including France, Germany, Spain, Sweden, Brazil, Italy, Portugal, the Netherlands, the United Kingdom, Ireland, Finland, Norway, Denmark, Japan, China, South Korea and the United States.

     We have leases for our United States headquarters in Burlington, Massachusetts consisting of approximately 96,000 square feet. We lease an additional 51,000 square feet of office space at various other locations in the United States including sales offices in Burlingame, California; San Diego, California and McLean, Virginia. In Montreal, Canada we have leased a 3,000 square foot office.

     We have sales offices in Toulouse and Paris, France; Dublin, Ireland; Loughborough, United Kingdom; Singapore; Sydney, Australia; Taipei, Taiwan; Hong Kong; Tokyo, Japan; and Seoul, South Korea. The leased office space at these locations totals approximately 116,000 square feet, including the lease for our Seoul, South Korean based location where we lease 61,000 square feet of office space.

     We have established training and support centers in our offices in Ieper (Belgium), Burlington and Burlingame (USA), and Singapore.

     As a result of the acquisition of Dictaphone, we have assumed leases for approximately 138,000 square feet of office space which is used for Dictaphone's headquarters in Stratford, Connecticut as well as leases for approximately 45 storage facilities and 115 office facilities worldwide. In addition, through Dictaphone, we now own a manufacturing facility of approximately 120,000 square feet and a customer service facility of approximately 118,000 square feet, both in Melbourne, Florida. We also own, through Dictaphone, a 90,000 square foot facility in Killwangen, Switzerland which is leased to a third party. No major encumbrances exist on any of these owned properties.

     As a result of the acquisition of Dragon, we have assumed leases for approximately 100,000 square feet of office space in various locations in Massachusetts.

     Our leases have terms ranging from 18 months to 20 years and are at prevailing market rental rates. We believe that our present facilities will be adequate for our needs for the foreseeable future and that further additional space will be available, as necessary.

                           Item 3. LEGAL PROCEEDINGS

Class Action

      In January and February 1999, plaintiffs named the Company as a defendant in several class action lawsuits filed in the United States District Court for the District of Massachusetts and the United States District Court for the Eastern District of New York. Our President and Chief Executive Officer, Gaston Bastiaens, and our Senior Vice President of Finance, Carl Dammekens, were named as defendants in several of these suits. The lawsuits allege, in general, that we improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. They also contend that our actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. The plaintiffs filed the lawsuits on behalf of all purchasers of our common stock during varying periods ranging from April 1997 through December 1998. The plaintiffs seek unspecified damages, attorneys' and experts' fees and other relief.

      In April 1999, the United States District Court for the District of Massachusetts consolidated the class action lawsuits into one lawsuit to be heard in that court. The plaintiffs filed an amended consolidated class action complaint in July 1999. In the fall of 1999, we filed a Motion to Dismiss which was argued in February 2000. The court is still considering this Motion and has not yet issued a ruling.

      We believe that the claims are without merit and intend to defend against them vigorously. Nevertheless, class action litigation can be expensive and time consuming. Although we cannot make any guarantees regarding the outcome of these actions, we believe that the outcome will not materially harm our business.

      We are a party to certain other legal proceedings that we do not believe will materially harm our business.

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

   Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

     Our common stock is listed under the symbol "LHSP" on the Nasdaq National Market and on the European Association of Securities Dealers Automated Quotation System ("EASDAQ"). The following table sets forth the range of high and low sales prices on the Nasdaq National Market and on EASDAQ during 1998 and 1999.

                                                                    Common Stock Price(1)
                                                        ---------------------------------------------
                                                               Nasdaq                    EASDAQ
                                                        ---------------------------------------------
                                                         High         Low          High          Low
                                                        ---------------------------------------------
Fiscal Year Ended December 31, 1998
     First Quarter.............................         $23.44      $ 10.65      $23.125       $10.91
     Second Quarter............................         $34.00      $21.625      $ 32.87       $22.12
     Third Quarter.............................         $31.94      $ 15.50      $ 31.00       $16.19
     Fourth Quarter............................         $23.00      $ 14.53      $ 22.44       $14.81

Fiscal Year Ended December 31, 1999
     First Quarter.............................         $22.19      $ 12.88      $ 22.00       $13.68
     Second Quarter............................         $23.00      $ 15.25      $ 22.00       $15.25
     Third Quarter.............................         $19.69      $ 14.88      $ 19.55       $15.25
     Fourth Quarter............................         $24.78      $ 15.75      $ 24.80       $16.12

(1) All prices have been adjusted to reflect a 2-for-1 stock split which occurred in April 1998 and a 2-for-1 stock split which occurred in April 2000. The last reported sale price of our common stock on June 8, 2000 was $44.31 per share on the Nasdaq National Market and $46.00 per share on EASDAQ. As of June 8, 2000, there were approximately- 1,014 holders of record of our common stock.

     There are no Belgian exchange control restrictions on investments in, or payments on our securities. There are no special restrictions in our Restated Articles of Association or Belgian law that limit the right of stockholders who are not citizens or residents of Belgium to hold or vote shares of common stock.

Sales of Unregistered Securities

     On February 13 and March 1, 1999, we issued 284,642 and 6,929 shares of common stock, respectively, to holders of an 8% Convertible Subordinated Notes upon conversion by the holders thereof.

     On May 27/th/ and June 4/th/ 1998, L&H Capital Trust I (the "Trust") issued in a registered offering an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities (the "PIERS"). The PIERS are convertible into shares of the Company's common stock at a conversion price of $28.425 per share (subject to certain adjustments in certain transactions). On the following dates certain of the holders of the PIERS converted their PIERS into the amount of our common stock set forth below:

                      DATE                   COMMON STOCK ISSUED
                      ----                   -------------------

                      October 20, 1999             82,894
                      November 10, 1999             1,958

     On November 30, 1999, we issued 84,934 shares of common stock to Lexitrans pursuant to a bond refundable in shares ("BRS") issued in connection with our acquisition of Lexitrans and pursuant to the asset purchase agreement executed in November 1996.

     On November 30, 1999, we issued 77,830 shares of common stock to Translingua pursuant to a BRS issued in connection with our acquisition of Tranlingua.

     On December 30, 1999, we issued 64,020 shares of common stock to Lexitrans pursuant to a BRS issued in connection with our acquisition of Lexitrans.

     With regard to all of the transactions mentioned above, we relied upon Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act as exemptions from the registration requirements of the Securities Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions.

Taxation

     The following summary is based on tax laws of the United States and Belgium as in effect on the date of this Report, and is subject to changes in United States and Belgian law, including changes that could have retroactive effect. It is based on the current United States--Belgium Double Taxation Convention (the "Convention"), signed on July 9, 1970 and modified by a protocol (the "Protocol") signed on December 31, 1987. This summary does not take into account or discuss the tax laws of any country other than the United States or Belgium. Prospective purchasers of shares of common stock should consult their own tax advisors as to the United States, Belgian and other tax consequences of the purchase, ownership and disposition of common stock.

     This summary does not describe United States or Belgian federal estate and gift tax considerations, nor does it describe regional, state and local tax considerations within the United States or Belgium. Furthermore, this summary does not address United States federal income tax or Belgian tax considerations relevant to potential purchasers subject to taxing jurisdictions other than or in addition to the United States, and does not address all possible categories of securities holders, some of whom may be subject to special rules.

     This summary contains a description of the material United States federal income tax and Belgian tax consequences of the purchase, ownership and disposition of common stock by a beneficial owner that (i) is a resident or corporation of the United States, (ii) is not also a resident or corporation of Belgium and is not domiciled in Belgium, (iii) does not hold common stock in connection with any permanent establishment or fixed base in Belgium, (iv) does not own, and has not owned (directly, indirectly, or by attribution) at any time 10% or more of the total combined voting power of the Company, and (v) holds common stock as a capital asset. The term "United States holder", as used in this summary, means a beneficial owner of common stock meeting these requirements.

Taxation of Dividends

     Belgian Income Taxes. For Belgian income tax purposes, the gross amount of all distributions by us to our stockholders (other than the repayment of paid-in capital carried out in accordance with Belgian Company Law) are in general taxed as dividends. The gross amounts that we pay to redeem the shares owned by stockholders and the distributions that we make to stockholders as a result of our complete dissolution and liquidation, are also taxed as dividends. However, no Belgian withholding tax is levied on such redemptions and liquidating distributions.

     In general, a Belgian withholding tax of 25% is levied on all dividends. For private investors which are tax resident in Belgium and for Belgian legal entities subject to the "impot des personnes morales--rechtspersonenbelasting" (the Regulations Regarding Nonprofit Organizations), the Belgian withholding tax constitutes the final tax in Belgium on their dividend income.

     For Belgian resident companies and for companies with fiscal residence outside Belgium who hold common stock through a permanent establishment of a fixed base in Belgium, the gross dividend income must be included in their taxable income, which is taxed at the income tax rate of 40.17%. If such a stockholder holds common stock in an amount equal to at least 5% of our total outstanding common stock or with an acquisition value of at least BEF 50 million at the time of the dividend distribution, we will be entitled to an income tax deduction of up to 95% of the gross dividend received. In addition, under certain conditions we are entitled to credit the dividend withholding tax against its corporate income tax liability and to claim the reimbursement of the withholding tax that exceeds this liability.

     For Belgian resident individuals and non-profit organizations, and for non-resident Belgian investors without Belgian establishment to which the common stock is attributable, the dividend withholding tax will constitute the final tax in Belgium on their Belgian source dividend income.

     According to the Convention, a United States holder may apply to Belgian tax authorities for a refund of a part of the dividend tax that has been withheld. If this refund request is granted, the Belgian withholding tax on such dividends is effectively reduced to 15%. Although we do not presently contemplate the payment of any cash dividends on common stock, we may apply to Belgian tax authorities for a blanket exemption that would allow us to withhold only 15% of all dividends paid to a United States holder. While we believe that such an exemption would be granted, there can be no assurance that this will occur.

     United States Federal Income Taxes. For United States federal income tax purposes, the gross amount of all dividends, if any, paid with respect to common stock out of current or accumulated earnings and profits ("E&P") to a United States holder generally will be treated as foreign source ordinary income to such holder, even though the United States holder generally receives only 85% of that amount (after giving effect to the Belgian withholding tax). United States corporations that hold common stock generally will not be entitled to the dividends received deduction available for dividends received from United States corporations. To the extent a distribution exceeds E&P, it will be treated first as a return of capital to the extent of the United States holder's basis in the stock and then as gain from the sale or exchange of a capital asset.

     For United States federal income tax purposes, the amount of any dividend paid in Belgian francs will be the United States dollar value of the Belgian franc at the exchange rate in effect on the date of receipt, whether or not the Belgian franc is converted into United States dollars at that time. Gain or loss recognized by a United States holder on a sale or exchange of the Belgian franc will be United States source ordinary income or loss.

     The withholding tax imposed by Belgium generally is a creditable foreign tax for United States federal income tax purposes. Therefore, the United States holder generally will be entitled to include the amount withheld as a foreign tax paid in computing a foreign tax credit (or in computing a deduction for foreign income taxes paid, if the holder does not elect to use the foreign tax credit provisions of the Internal Revenue Code of 1986, as amended (the "Code")). The Code, however, imposes a number of limitations on the use of foreign tax credits, based on the particular facts and circumstances of each taxpayer. Investors should consult their tax advisors regarding the availability and amount of the foreign tax credit.

Capital Gains

     Belgian Income Taxes. Private investors, legal entities subject to the "impot des personnes morales--rechtspersonenbelasting" (i.e., non-profit entities) and, provided certain conditions are met, for-profit companies generally will not be subject to Belgian capital gains tax on the sale or other disposition of the common stock. Therefore, United States holders generally will not be subject to Belgian capital gains tax on the sale of the common stock.

     United States Federal Income Taxes. A United States holder who sells or otherwise disposes of common stock will recognize gain (or loss) to the extent its amount realized exceeds (or is exceeded by) its tax basis in such stock. Any such gain or loss will be capital gain or loss if the U.S. holder has held the common stock as a capital asset. Any capital gain or loss will be long-term if the U.S. holder has held the common stock for longer than twelve months, or short-term if the U.S. holder has held the common stock for not longer than twelve months. Long-term capital gains recognized by individuals are taxable at a maximum rate of 20%; a reduced rate does not apply to capital gains recognized by corporations. Capital losses are generally deductible only against capital gains and not against ordinary income. In the case of an individual, however, unused capital losses in excess of capital gains may offset up to $3,000 annually of ordinary income. Individual U.S. holders may carry forward any remaining unused capital losses to be used in succeeding tax years. The recognition of long-term capital gains may limit the extent to which individual U.S. holders may deduct investment interest expense.

     Capital gain recognized by a United States holder on the sale or other disposition of common stock will be United States source gain. The source of a loss attributable to the sale of common stock is not certain at the present time. Under the Code, the Internal Revenue Service has authority to issue additional regulations addressing the treatment of losses. Regulations have not yet been issued under this authority and may not be issued. Investors should consult their tax advisors regarding the proper treatment of such losses.

Taxes on Stock Exchange Transactions

     Belgium. Belgian residents are subject to taxes on stock exchange transactions ("taxe sur les operations de bourse--beurstaks") in the amount of 0.17% of the purchase price (limited to BEF 10,000 per order) for the purchase and the sale in Belgium of the common stock through a professional intermediary (the "Stock Exchange Tax").

     United States. United States holders are not subject to the Stock Exchange Tax.

Passive Foreign Investment Company Considerations

     We do not believe that we are a passive foreign investment company (a "PFIC") and do not expect to become a PFIC in the future for United States federal income tax purposes, although we cannot assure you in this regard. This conclusion is a factual determination made annually and, thus, subject to change. In reaching the conclusion that we do not believe we are a PFIC, we have valued our assets based on the price per share of the common stock. For purposes of applying the PFIC rules to the Company, such a valuation method results in substantial value being given to intangible assets including goodwill that are considered neither to produce nor to be held for the production of passive income for purposes of the PFIC rules. The IRS has neither approved nor disapproved of this valuation method.

     In general, we will be a PFIC with respect to a United States Holder, if, for any taxable year in which the United States Holder held common stock, either
(i) at least 75% of the gross income of the Company for the taxable year is passive income or (ii) at least 50% of the value (determined on the basis of a quarterly average) of the Company's assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income generally includes dividends, interest, royalties, rents (other than rents and royalties derived in the active conduce of a trade or business and not derived from a related person), annuities and gains from assets that produce passive income. If a foreign corporation owns at least 25% by value of the stock of another corporation, the foreign corporation is treated for purposes of the PFIC tests as owning its proportionate share of the assets of the other corporation, and as receiving directly its proportionate share of the other corporation's income. If we are classified as a PFIC in any year with respect to which a United States person is a shareholder, it generally will continue to be treated as a PFIC with respect to such shareholder in all succeeding years, regardless of whether it continues to meet the income or asset test described above, subject to certain possible shareholder elections that may apply in certain circumstances.

     The following rules apply if we are treated as a PFIC, unless a United States Holder makes a "QEF election" or a "mark to market election", each as described below:

          1. Distributions that we make during a taxable year to a United States Holder with respect to the common stock that are "excess distributions" (defined generally as the excess of the amount received with respect to the common stock in any taxable year over 125% of the average received in the shorter of either the three previous years or the United States Holder's holding period before the taxable year) must be allocated ratably to each day of the United States Holder's holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which we were classified as a PFIC are included as ordinary income in the United States Holder's gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest rate in effect for the United States Holder in that prior year and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes.

          2. The entire amount of any gain realized upon the sale or other disposition of common stock will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the interest charge described above.

     The special PFIC tax rules described above will not apply to a United States Holder if the United States Holder elects to have the Company treated as a "qualified electing fund" (a "QEF election") and we provide certain information to United States Holders. If we determine that we are a PFIC, we intend to notify United States Holders and to provide any information as is required for United States Holders to make a QEF election.

     A United States Holder that makes a QEF election will be taxable currently on its pro rata share of the our ordinary earnings and net capital gain (at ordinary income and capital gains rates, respectively) for each of our taxable years, regardless of whether or not distributions are received. The United States Holder's basis in the common stock will be increased to reflect taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction of basis in the common stock and will not be taxed again as a distribution to the United States Holder.

     Alternatively, a United States Holder of common stock in a PFIC that is treated as "marketable stock" may make a mark-to-market election. An electing United States Holder will not be subject to the PFIC rules described above. Instead, in general, an electing United States Holder will include in each year as ordinary income the excess, if any, of the fair market value of the common stock at the end of the taxable year over its adjusted basis and will be permitted an ordinary loss in respect of the excess, if any, of the adjusted basis of the common stock over its fair market value at the end of the taxable year (but only to the extent of the net amount previously included in income as a result of the mark-to-market election). The electing United States Holder's basis in the common stock will be adjusted to reflect any such income or loss amounts. The mark-to-market election is only available with respect to stock traded on certain United States exchanges and other exchanges designated by the United States Treasury. We anticipate that such election will be available to United States Holders of the common stock.

     A United States Holder who owns common stock during any year that we are a PFIC must file IRS Form 8621. United States holders of our common stock are urged to consult their tax advisor concerning the United States federal income tax consequences of holding our common stock if we are considered a PFIC.

Foreign Personal Holding Companies

     A United States Holder of stock in a Foreign Personal Holding Company ("FPHC") may be required to include in gross income his, her or its share of the undistributed foreign personal holding company income of the FPHC. In addition, there may be adverse estate tax consequences to such a United States Holder. A FPHC is a foreign corporation more than 50% of which (by vote or value) is owned by five or fewer United States persons, and which has foreign personal holding company income that constitutes at least 50% of its gross income (60% in its first year as a FPHC). Based on the ownership of the Company and the nature of its operations, we do not believe that we will be a FPHC in the foreseeable future, although we cannot assure you in this regard.

United States Information Reporting and Backup Withholding

     Dividends payable with respect to the common stock and proceeds from the sale or exchange of the common stock may be subject to information reporting to the Internal Revenue Service and possible U.S. backup withholding at a 31% rate.

     Backup withholding will not apply, however, to a holder who furnishes a correct taxpayer identification number or certificate of foreign status and who makes any other required certification or who is otherwise exempt from backup withholding. Persons required to establish their exempt status generally must provide such certification on IRS Form W-9 (Request for Taxpayer Identification Number and Certification) in the case of U.S. persons or on IRS Form W-8 (Certificate of Foreign Status) in the case of non-U.S. persons. New regulations, which are applicable to payments made after December 31, 1999, have generally expanded the circumstances under which information reporting and backup withholding may apply unless the holder provides the information described above.

     Amounts withheld under backup withholding may be credited against a holder's U.S. federal income tax liability, and a holder may obtain a refund of any excess amounts withheld under the backup withholding rules by timely filing the appropriate claim for refund with the Internal Revenue Service and furnishing any required information. U.S. holders should consult their tax advisors regarding the application of the information reporting and backup withholding rules.

                 Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the three months ended March 31, 1999 and 2000 have been derived from our unaudited consolidated financial statements.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1999              2000
                                                                        ----              ----
                                                                     (unaudited)       (unaudited)
          Total Revenues.........................................      $70,708          $110,694
          Total Cost of Revenues.................................       20,740            25,848
          Gross Profit...........................................       49,968            84,846
          Total Operating Expenses...............................       39,029            58,124
          Operating Income ......................................       10,939            26,722
          Other Income...........................................        6,497             2,858
          Income before income taxes and minority interests......       17,436            29,580
          Taxes..................................................        5,226            12,123
          Minority Interest......................................        1,146             1,010
          Net Income.............................................      $11,064           $16,447

     For the three month period ended March 31, 2000, our total consolidated revenues increased by $40.0 million, or 57%, to $110.7 million from $70.7 million for the same period in 1999. Total cost of revenues as a percentage of revenues decreased to 23% for the three months ended March 31, 2000 from 29% during the same period in 1999. Total operating expenses for the three months ended March 31, 2000 increased by $19.1 million, or 49%, to $58.1 million from $39.0 million over the same period in 1999. The increase in total operating expenses relates primarily to the increase in its general administrative, marketing and sales and research and development expenses to support our growing revenues and infrastructure. Total operating income for the three months ended March 31, 2000 increased by $15.8 million to $26.7 million from $10.9 million for the same period in 1999. Income before income taxes and minority interests for the three months ended March 31, 2000 increased by $12.2 million to $29.6 million from $17.4 million for the same period in 1999. Net income for the three months ended March 31, 2000 increased by $5.3 million to $16.4 million from $11.1 million for the same period in 1999.

     The following selected consolidated financial data as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report. The selected consolidated financial data as of December 31, 1995, 1996 and 1997 and for the years ended December 31, 1995 and 1996 have been derived from our audited consolidated financial statements not included herein. The data set forth below is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                  Year Ended December 31,
                                                                     -------------------------------------------------
                                                                     1995        1996       1997       1998       1999
                                                                     ----        ----       ----       ----       ----
                                                                           (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues(1):
   Technologies and solutions..................................   $  7,722    $ 21,622    $ 33,402   $ 82,809   $138,660
   Applications................................................         --       2,500      34,307     60,883    113,693
   Consulting and services.....................................         --       6,892      31,662     67,900     91,884
                                                                  --------    --------    --------   --------   --------
          Total revenues.......................................      7,722      31,014      99,371    211,592    344,237
                                                                  --------    --------    --------   --------   --------
Cost of Sales:
   Technologies and solutions..................................      2,493       1,518       6,716     12,826     19,634
   Applications................................................         --         989      12,797     17,895     18,988
   Consulting and services.....................................         --       4,174      19,257     38,922     55,633
                                                                  --------    --------    --------   --------   --------
          Total cost of sales..................................      2,493       6,681      38,770     69,643     94,255
Selling, general and administrative............................     11,172      12,982      26,042     59,354    101,641
Research and development, net..................................      4,920       6,700       6,393     25,165     49,621
Amortization of goodwill.......................................         --         638       6,809     19,978     32,439
Write-off of in-process research and development...............         --      11,514      33,823     79,373         --
Other operating expense........................................         --          --       1,453      1,821         --
                                                                  --------    --------    --------   --------   --------
          Total operating expenses.............................     18,585      38,515     113,290    255,334    277,956
                                                                  --------    --------    --------   --------   --------
Operating income (loss)........................................    (10,863)     (7,501)    (13,919)   (43,742)    66,281
Other expenses (income)........................................      3,112        (125)        812      1,441     (7,111)
                                                                  --------    --------    --------   --------   --------
Income (loss) before income taxes and minority interests.......    (13,975)     (7,376)    (14,731)   (45,183)    73,392
     Provision for income taxes (benefit)......................         --         579      (1,407)     5,073     27,150
     Minority interest, net of taxes...........................         --         (16)        (24)     2,422      4,500
                                                                  --------    --------    --------   --------   --------
Net income (loss)..............................................    (13,975)     (7,939)    (13,300)   (52,678)    41,742
Preferred stock embedded dividend(2)...........................         --          --         976         --         --
Net income (loss) attributable to common shareholders..........   $(13,975)   $ (7,939)   $(14,276)  $(52,678)  $ 41,742
                                                                  ========    ========    ========   ========   ========
Net income (loss) per common share
   Basic.......................................................   $  (0.44)   $  (0.13)   $  (0.20)  $  (0.52)  $   0.37
                                                                  ========    ========    ========   ========   ========
   Diluted.....................................................   $  (0.44)   $  (0.13)   $  (0.20)  $  (0.52)  $   0.35
                                                                  ========    ========    ========   ========   ========
Weighted average number of shares outstanding
   Basic.......................................................     31,406      59,599      69,863    100,469    113,110
   Diluted.....................................................     31,406      59,599      69,863    100,469    119,424

                                                                                          December 31,
                                                                       --------------------------------------------------
                                                                       1995        1996       1997        1998       1999
                                                                       ----        ----       ----        ----       ----
                                                                                         (in thousands)
Consolidated Balance Sheet Data:
Working capital................................................      $18,622     $18,885  $129,876     $197,057   $142,656
Total assets...................................................       32,792      79,874   272,048      571,534    693,738
Long-term debt, less current portion...........................        3,210      38,941    30,848       20,004     18,665
Shareholders' equity...........................................       18,889      16,535   208,139      315,406    417,593

_______________
(1) The following summarizes revenues generated from companies partially owned by us, FLV Fund, S.AI.L Trust and/or L&H Investment Company and from certain other related parties. Revenues for the year ended December 31, 1996 included a total of $18,582 from Quarterdeck Corporation, Microsoft Corporation, NDC Europe N.V., NDC China N.V., NDC Far East N.V., NDC Voice Eastern Europe N.V., NDC Voice Middle East N.V., NDC Voice South America N.V., Keyware Technologies N.V. and Dictation Consortium N.V. Revenues for the year ended December 31, 1997 included a total of $34,499 from Dictation Consortium N.V., Keyware Technologies N.V., Speech Systems Inc., Microsoft Corporation ($12.9 million), Mindmaker Inc. and Xiox Corporation Inc. Revenues for the year ended December 31, 1998 included a total of $34,783 from Dictation Consortium N.V., Speech Systems Inc., Microsoft Corporation ($25.4 million), Mindmaker Inc., Xiox Corporation Inc., Creator Ltd., FLV Telecom N.V., Hogadata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Oncuity Inc., Excalibur Technologies N.V. and e-DOCS.net Inc. and for the year ended December 31, 1999 included a total of $ 33,229 from Mindmaker, Inc., Excalibur Technologies N.V., Nordisk Spraktechnologi AS, SwiftTouch Corporation, Smartmove N.V., Xiox Corporation, Microsoft Corporation ($30.9 million), CellPort Labs Inc., Financial Architects N.V., Intel Corporation, Phonetic Topographics N.V., Oceania Inc., e-DOCS.net Inc.,

     LanguageWare.net Ltd., De Wilde CBT N.V., Iris N.V., Transics N.V., EHQ Inc., ESL.Com Ltd. and Cegeka Healthcare Systems N.V

(2) In June 1997, we issued 32,000 shares of our preferred stock for a total purchase price of $32.0 million. The preferred stock was convertible into common stock at the lesser of a fixed conversion price and a variable conversion price equal to 97% of the lowest weighted average market price of the common stock on any single trading day during the 20 consecutive trading days ending on the day immediately preceding the date of conversion. The value of the guaranteed contractual discount rate, which is additional yield to the holders of the preferred stock, was accounted for as an embedded dividend to the holders of the preferred stock. All shares of the preferred stock have been converted into common stock.

     The following table presents unaudited consolidated supplementary financial information for the eight quarters ended December 31, 1999. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.

                                                             Quarter Ended
                                 --------- ---------- ---------- -------- -------- --------- --------- ---------
                                 Mar. 31,  June 30,   Sept. 30,  Dec. 31, Mar. 31, June 30,  Sept. 30, Dec. 31,

                                   1998      1998       1998      1998     1999      1999      1999      1999
                                 ----------------------------     ------  -------   -------   -------   -------
                                                    (in thousands except for per share data)
Consolidated Statements of Operations
Data:
Total revenues..............     $35,065   $ 44,991   $ 54,860   $76,676  $70,708   $76,015   $87,473   $110,041
Total cost of sales.........      11,942     15,175     17,930    24,596   20,740    19,297    23,970     30,248
                                 -------   --------   --------   -------  -------   -------   -------   --------
Gross Profit................      23,123     29,816     36,930    52,080   49,968    56,718    63,503     79,793
Total operating expenses....      28,070     47,806     71,570    38,245   39,029    41,188    46,676     56,808
Operating income (loss).....      (4,947)   (17,990)   (34,640)   13,835   10,939    15,530    16,827     22,985
Other income (expense)......       4,473     (1,393)    (2,457)   (2.064)   6,497     1,841     1,884     (3,111)
Income before taxes and
     minority interest......        (474)   (19,383)   (37,097)   11,771   17,436    17,371    18,711     19,874
Net income (loss)...........     $  (817)  $(20,626)  $(39,749)  $ 8,514  $11,064   $ 9,586   $10,447   $ 10,645
                                 =======   ========   ========   =======  =======   =======   =======   ========
Net income (loss) per common
share:
Basic.......................     $ (0.01)  $  (0.21)  $  (0.39)  $  0.08  $  0.10   $  0.09   $  0.09   $   0.09
                                 =======   ========   ========   =======  =======   =======   =======   ========
Diluted.....................     $ (0.01)  $  (0.21)  $  (0.39)  $  0.07  $  0.10   $  0.08   $  0.09   $   0.09
                                 =======   ========   ========   =======  =======   =======   =======   ========

Exchange Rates

     The Company publishes its financial statements in U.S. dollars. The majority of the Company's revenues are denominated in U.S. dollars, and the majority of the Company's expenses are denominated in Belgian francs, U.S. dollars, the Euro, as well as in a number of other currencies. The Company's functional currency is the Belgian franc (BEF). See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following table sets forth, for the periods indicated, the high, low, average and end of period noon buying rates reported by the Federal Reserve Bank of New York (the "Noon Buying Rate") expressed in BEF per $1.00. Such rates are not used by the Company in the preparation of its Consolidated Financial Statements.


                                                             Average    End of
                                                             -------    ------
Year Ended December 31,                     High     Low     Rate(1)    Period
-----------------------                     ----     ---     ------     ------
                                                    (BEF per U.S. dollar)

1994....................................    36.53    30.73   33.17      31.85
1995....................................    32.14    27.94   29.28      29.43
1996....................................    32.27    29.50   31.02      31.71
1997....................................    38.82    31.70   35.90      37.10
1998....................................    38.50    33.19   36.29      34.36
1999....................................    39.90    34.80   37.82      40.08

(1) The average of the Noon Buying Rates on the last business day of each month during the relevant period.

                 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


Strategic Overview

     From 1994 through the middle of 1996, we were solely in the business of developing and licensing core speech technologies. Commencing in the second half of 1996, we started to expand our business into applications, solutions and services. These applications, solutions and services have grown to include dictation, machine and human translation, including Internet/intranet translation, education, telephony, enterprise and embedded solutions, as well as consulting and localization services. While expanding into these applications and services, we have continued to strengthen our technology leadership in core speech and language technologies. As a result, we believe that we offer the broadest portfolio of speech and language technologies, including automatic speech recognition, text-to-speech, speech and music compression, machine translation and linguistic components. We further believe that our introduction of breakthrough technologies, such as RealSpeak(TM) for text-to-speech, will further strengthen our position in technology licensing and telephony solutions.

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

     To address these large potential markets, beginning in the second half of 1998, we have implemented a strategy to expand the breadth of our speech and language technologies to include a total of up to 36 languages. We have licensed our software development kits and tools to strategic partners to develop additional language versions of our technologies and applications. These strategic partners take the financial risk and share in the rewards for speech and language applications for these additional languages. During 1999 we entered into strategic alliances for the development of Thai, Thamil, Hindi, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Arabic and Armenian languages. Beginning in the third quarter of 1999, we further expanded our strategic alliance program by licensing our software development kits and tools to strategic partners to develop machine translation language pairs.


     Recently, the Far East has become a major focus of our business strategy, and, during 1999, our revenues from the Far East increased substantially. We began developing speech engines for Asian languages in 1995 and introduced Korean and Japanese versions of our text-to-speech and automatic speech recognition technologies in 1996 and 1997. Since 1997, we have continued to develop and enhance Asian language versions of our technologies and applications. During 1998 and 1999, we expanded our Asian language offerings to include specific solutions for telephony, embedded, automotive, translation and intelligent content management applications.

     We opened our research and development business center (competence center) in Singapore in 1998. Through this competence center, during 1999, we licensed our development tools to various Asian strategic partners for the development of versions of our technologies and applications in additional Asian languages. We also have expanded our business reach to Asian manufacturers of consumer, automotive, embedded and telephony applications during 1998 and 1999.

     In September 1999, we acquired Bumil Information & Communication, Co., Ltd., a developer of interactive voice, call center and other telephony and telecommunications market applications, based in Seoul, South Korea. This acquisition provides us with increased resources to apply our core technologies to develop telephony applications and solutions. Following this acquisition, we accelerated the introduction of our speech and language technologies, products, solutions and services for enterprise and telephony into the Korean market. In the fourth quarter of 1999, by combining our technologies, products, solutions and services with Bumil's existing business, we were able to substantially increase our revenues in Korea. In addition to licensing our core speech technology, our offerings in Korea include the following products and services:

 .    Client services for call centers and automated attendants (currently in use by banks, securities companies and other corporate customers);
 .    Client service solutions for on-line securities trading (currently in use in over 15 securities companies in Korea);
 .    Applications for games, toys, and consumer appliances;
 .    Voice portals and speech services for stock quotes, news and sports;
 .    Integration of speech and language technology for document management; and
 .    Application of speech and language solutions for English as a second language.

We intend to begin to introduce our enterprise and telephony applications, solutions and services, including some of those listed above, to other markets, including Japan and other countries in Asia, Europe and the Americas.

     During 1999, we also began to shift our strategy in Europe and America from pure licensing of our speech and language technologies to the licensing of our technologies in the context of joint development projects with our customers for the development of speech and language applications. The goal of this shift in strategy is to increase our revenues by structuring our licensing to achieve greater revenue-sharing with our customers. This shift has resulted in a reduction of our receipt of up-front license fees for these products in both Europe and America.

     We also intend to focus on developing telephony applications and embedded solutions for the wireless consumer and automotive electronics markets. In addition, we intend to develop and apply our technologies to deliver corporate solutions for Internet and e-commerce companies, as well as intranet and client/server environments. In April 2000, together with Visteon Corporation, we announced our intention to create a joint venture dedicated to advancing and accelerating the speech interface in automotive applications.

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

     During the past year, we have been developing and acquiring resources with a goal of creating a technology-enhanced enterprise dictation and transcription solution for the healthcare industry. During the third quarter of 1999, we acquired the Articulate Systems division of Fonix Corporation. This acquisition provided us with additional resources to create enterprise dictation and transcription solutions for the healthcare market. In furtherance of this strategy, in November 1999, we acquired the southern-Florida based medical transcription business of Rodeer Systems, Inc. and in January 2000, pursuant to agreements entered into in December 1999, we acquired OmniMed Transcription, Inc. and Linguistic Technologies, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin. Linguistic Technologies, located in Edina, Minnesota, is a speech recognition technology company focused on the medical transcription market. Linguistic Technologies has developed advanced software designed to help make the traditional medical transcription process more efficient. The southern Florida medical transcription offices of Rodeer add a southeast component to our planned enterprise dictation and transcription solution. In addition to these acquisitions, in May 2000, we acquired Dictaphone, a leader in the medical dictation and patient record market. We believe that our acquisition of Dictaphone will provide us with a wide range of assets to further our healthcare business strategies. Dictaphone's healthcare market assets include approximately 5,000 medical industry customers, approximately 100 sales representatives, a national network of technical service representatives and a broad range of solutions for medical industry dictation and data management. We have also recently entered into an agreement to acquire several additional territories of Rodeer's medical transcription business.

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

Acquisition Overview

     Following our formation in 1987, we initially focused on the development of our core speech technologies. Beginning in the third quarter of 1996, we began expanding our business, moving into applications, solutions and services, through internal development and acquisitions. We have set forth below a summary of our more significant acquisitions and acquisitions under agreement, since January 1, 1999.

         Dictaphone Corporation

         On May 5, 2000, we acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of our wholly-owned subsidiaries. Dictaphone Corporation, headquartered in Stratford Connecticut, is a leader in selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. Dictaphone has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunication, data management, computer and electronics industries. During 1999, Dictaphone had total revenues of $353.7 million and a net loss of $8.9 million.

         In connection with the merger we issued a total of approximately 9.4 million shares of our common stock in exchange for all of the outstanding shares of Dictaphone common stock. We were also required to assume or refinance approximately $430 million of Dictaphone debt and other obligations as more fully described under the caption Liquidity and Capital Resources below. We will use the purchase method to account for this acquisition.

         Dragon Systems, Inc.

         On June 7, 2000, we acquired Dragon Systems, Inc. through its merger with and into one of our wholly-owned subsidiaries. Dragon Systems, headquartered in Newton, Massachusetts, is a leading supplier of speech and language technology. Dragon Systems' product offerings include continuous and discrete dictation products for consumer, business and professional markets, command and control programs, vertical market add-on vocabularies for specialized applications, such as legal and medical, customized telephony solutions, and developers' tools. During 1999, Dragon had total revenues of $60.0 million and a net loss of $21.8 million.

         In connection with the merger we issued approximately 10.01 million shares of our common stock to Dragon stockholders in exchange for all of the outstanding shares of Dragon common stock. In addition, we converted all outstanding Dragon stock options into options to acquire approximately 1.65 million shares of our common stock at a weighted average exercise price of $20.15 per share. We will use the purchase method to account for this acquisition.

         Other Significant Acquisitions

 .    In June 1999, we acquired Brussels Translation Group N.V. for approximately
     $42 million in cash and the assumption of approximately $17 million of debt. We had developed translation technology for Brussels Translation
     Group for specified languages for use over the Internet and intranet environments.

 .    In September 1999, we acquired substantially all of the assets of the
     Articulate Systems Division of Fonix Corporation for an aggregate of approximately $24.0 million in cash, with an additional $4.0 million earn-out over two years based on performance. The assets acquired represent Fonix's continuous dictation and reporting business, including its PowerScribe(R) technology, for the medical market.

 .    In September 1999, we acquired Bumil Information & Communication, Co.,
     Ltd., a developer of interactive voice, call center and other telecommunications market applications, based in Seoul, South Korea. We purchased Bumil for approximately $25.0 million plus an additional $25.0 million that was paid in the first quarter of the current year based upon performance.

 .    In November 1999, we acquired the southern-Florida based medical transcription business of Rodeer Systems, Inc. for approximately $6.4 million in cash.

 .    In January 2000 we acquired OmniMed Transcription, Inc. and Linguistic
     Technologies, Inc. OmniMed is a medical transcription company based in Madison, Wisconsin. Linguistic Technologies, located in Edina, Minnesota, is a speech recognition technology company focused on the medical transcription market. The purchase price for the three acquisitions totaled approximately $38.6 million. Up to an additional $4.8 million is payable should the acquired businesses meet agreed upon performance criteria.

 .    In February 2000, we acquired Elan Informatique S.A., a France-based text-to-speech technology provider, for approximately $5.1 million in cash. In addition, we will be obligated to pay up to an additional $8 million to the former stockholders of Elan if certain financial milestones are met by Elan during the years 2000 and 2001.

 .    In April 2000, we acquired Interactive Systems Inc., a Pittsburgh-based speech and language technology developer, for approximately $8.9 million in cash with a $4 million earn-out over 2 years. The assets from this acquisition will provide us with additional expertise with which to further natural language understanding, a technology that figures prominently in data mining, data management, audio mining, clinical language understanding and other processes needed for comprehensive healthcare and telecommunications solutions.

 .    In May 2000, we entered into an agreement to acquire additional assets of
     Rodeer Systems, Inc., consisting of Rodeer's business operations in the states of Arizona, Georgia, Minnesota, Oklahoma, Texas and some operations in California for an aggregate purchase price of approximately $25 million in cash.

     We intend to continue to supplement our development activities through the acquisition or licensing of complementary businesses and technologies.

Financial Overview

     In January 1999, we reorganized our business into three customer-focused divisions: Speech and Language Technologies and Solutions; Speech and Language Applications; and Speech and Language Consulting and Services. Prior to January 1999, we operated our business in four divisions: core speech technologies; dictation technologies; translation services; and language technologies. Our Consolidated Financial Statements for the years ended December 31, 1997 and 1998 have been restated to reflect the three division format.

     Our speech and language technologies and solutions division focuses on licensing our core speech and language technologies and development tools for those technologies, and developing and selling enterprise and telephony solutions incorporating those technologies. We derive our speech and language technologies and solutions revenue primarily from the licensing of these technologies and tools to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors, that incorporate our technologies in their products or products under development, as well as by sales of custom solutions for business enterprises and telecommunications. Payments under our license agreements include nonrefundable, up-front license fees, including up-front minimum royalties, ongoing license fees, engineering fees, sales of solution services, or any combination of these payments. Nonrefundable up-front license fees are often based upon a percentage of projected sales volume over the term of the license agreement and have represented a majority of our core technologies and solutions revenue. We also received nonrefundable up-front license fees in connection with the license of our development tools to strategic partners to develop additional language versions and language pairs for our core speech technology products. Ongoing license fees are based upon sales of products incorporating our technologies. Due to licenses to customers that ultimately sell products incorporating our technologies to end-users through retail channels, we anticipate that future revenues from our speech and language technologies and solutions division may become seasonal, with higher revenues in the third and fourth quarters.

     Our speech and language applications division offers a wide range of end-user applications, as well as software development tools and kits for customers to develop their own applications. Our end-user applications include dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC and Internet-based translation software and educational software. Markets addressed by these applications include healthcare, legal, public safety and general personal computer markets. We generally license these products through retail channels, directly to hospitals and large institutions, and through value-added resellers. Our speech and language applications revenue also includes nonrefundable up-front license fees received from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products. We anticipate that revenue from sales of speech and language applications to the general personal computer market may become seasonal, with higher revenue in the third and fourth quarters. These revenues may also fluctuate significantly depending upon the timing and acceptance of new product releases.

     Our speech and language consulting and services division provides a wide range of linguistic services, such as our document translation and software localization services, including our recently introduced Internet/intranet based machine translation services. We provide our linguistic services in various languages to a wide range of customers, with an emphasis on the computer, consumer product, automotive, and telecommunications industries. As a result, these revenues may be somewhat seasonal, with lower revenues in the first and second quarters.

     We recognize revenue from the sale of software licenses upon satisfaction of all of the following criteria: signing of the license agreement; shipment of our products; no significant contractual terms remaining unsatisfied; and if applicable, receipt of a royalty report from the customer. We recognize revenues from nonrefundable minimum license agreements upon signing of the agreements and delivery of the technology if the nonrefundable payments are payable within 90 days, although we generally require payment obligations to be within a significantly shorter period of time. We recognize revenues from engineering fees, maintenance and support services, and translation services as the services are performed. We recognize revenues related to software development contracts based on the percentage of completion method. In all cases, we recognize revenue only when collection of the related receivable is probable. The Belgian government, the European Union, the government of Singapore, and the United States have provided funding to us for research and development projects. We do not include these amounts in revenues but rather offset the amount of funding against gross research and development expense.

     Our lines of business have different gross profit margins and have experienced different growth rates in total revenues. In 1999, revenues from our technologies and solutions and our applications divisions grew at a faster rate than revenues from our consulting and services division. The revenues for the technologies and solutions and our applications divisions consisted mainly of software licenses and software products, which contributed to higher gross profit margins than those achieved in the consulting and services division. The growth of revenues relating to consulting and services in relation to our other businesses or other changes in the relative level of sales among our lines of business could result in a material reduction in our overall gross profit margins. At the end of 1999, we entered into the human medical transcription services business. This business is a lower gross margin business, similar to human translation. Our further expansion into the human transcription business could also result in a material reduction in our profit margins.

     We charge all costs of establishing technological feasibility of software products to research and development expense as incurred. Once technological feasibility of a product is established, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs ceases and amortization commences when the product is available for general release to customers. We amortize software development costs over the shorter of the useful life of the software or three years.

     Our business is conducted worldwide, primarily in Western Europe, the United States and Asia. Our revenues, other than translation services revenue, are primarily denominated in U.S. dollars. Translation services revenue is primarily denominated in local currencies. We incur expenses primarily in Belgian francs, U.S. dollars, the euro, as well as in a number of other currencies.

     Our business will be subject to risks of currency fluctuations as well as other risks generally associated with international sales. In 1999 we derived approximately $151.5 million of revenues from the Far East, approximately $79.3 million from the United States and approximately $113.4 million from Europe and other. Since 1996, we have not entered into any exchange rate hedging transactions, although we may enter into hedge contracts in the future. Our decision not to enter into hedging transactions has been primarily attributable to our perception of the strength of the U.S. dollar compared to the Belgian franc and our receipt of significant sums of Belgian francs from capital transactions, principally the exercise of warrants which partially offset our expenses denominated in Belgian francs. The average exchange rates used for converting Belgian francs to U.S. dollars for our results of operations were 35.72, 36.28 and 37.81 Belgian francs per U.S. dollar for 1997, 1998 and 1999, respectively. We cannot guarantee that the U.S. dollar will continue to be stronger than the Belgian franc or that we will continue to raise capital in Belgian francs. Exchange rate fluctuations whether or not we enter into hedge transactions may materially harm our business.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues:


                                                                          Year ended December 31,
                                                                           1997     1998    1999
                                                                           ----     ----    ----
          Revenues:
               Technologies and Solutions..............................     34%       39%      40%
               Applications............................................     34        29       33
               Consulting and Services.................................     32        32       27
                                                                           ---       ---      ---
                    Total Revenues......................................   100       100      100
          Cost of sales:
               Technologies and Solutions...............................     7         6        6
               Applications.............................................    13         9        5
               Consulting and Services..................................    19        18       16
                                                                           ---       ---      ---
                    Total cost of sales.................................    39        33       27
          Selling, general and administrative...........................    26        28       30
          Research and development, net.................................     6        12       15
          Amortization of goodwill......................................     7         9        9
          Write off of in-process research and development..............    34        38       --
          Other operating expense.......................................     2         1       --
                                                                           ---       ---      ---
                    Total operating expense.............................   114       121       81
                                                                           ---       ---       --
          Operating income (loss).......................................   (14)      (21)      19
                                                                           ---       ---       --

   1999 Compared with 1998

Revenues. Total revenues increased by 63% to approximately $344.2 million in 1999 from approximately $211.6 million in 1998. This increase was attributable to increases in revenues of all of our divisions, primarily from the Far East where our revenues increased substantially due to up-front license fees received from various Asian strategic partners for the license of our development tools for the development of versions of our technologies and applications in additional Asian languages, as well as due to revenues generated in the Korean market as a result of combining our technologies, products, solutions and services with Bumil's existing business. In 1999 our revenue from the Far East increased to $151.5 million from $9.7 million in 1998.

     Technologies and solutions revenue increased by 67% to approximately $138.7 million in 1999 from approximately $82.8 million in 1998. This increase was primarily attributable to increases in revenue associated with the telecommunications market, the personal computer, multimedia and embedded markets, as well as increased revenues associated with the license of our development tools. In 1999, our technologies and solutions revenue also included approximately $33.7 million in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our core speech and language technologies. This compares to approximately $10.5 million of such revenue in 1998. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation

Group project. In 1998, we had approximately $9.0 million of engineering revenue from the Brussels Translation Group included in speech and language technologies and solutions revenue, compared to approximately $1.0 million of such revenue in the first quarter of 1999.

     Speech and language applications revenue increased by 87% to approximately $113.7 million in 1999 from approximately $60.9 million in 1998. This increase was primarily attributable to increases in revenues associated with the industry solutions and the retail and professional markets, as well as increased revenues associated with the license of our development tools. In 1999 our applications revenue included approximately $33.7 million in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products. This compares to approximately $10.5 million of such revenue in 1998. These increases were partially offset by the elimination of engineering revenue associated with the Brussels Translation Group project that was completed in the first quarter of this year. In 1998, we had approximately $9.0 million of engineering revenue from the Brussels Translation Group included in speech and language applications revenue, compared to approximately $1.0 million of such revenue in the first quarter of 1999.

     Speech and language consulting and services revenue increased by 35% to approximately $91.9 million in 1999 from approximately $67.9 million in 1998. This increase was primarily attributable to our acquisition of additional translation services businesses as well as internal growth. During 1999, we began to focus on penetrating the Internet translation market. In the fourth quarter of 1999, approximately 18% of our speech and language consulting services revenue was attributable to Internet related business. Revenues from Microsoft and its affiliates constituted 28% of consulting and services revenue in 1999 and 27% in 1998.

     Cost of Sales. Total cost of revenues as a percentage of revenues decreased to 27% in 1999 from 33% in 1998. This decrease was primarily attributable to an improvement in margins of both our technologies and solutions, and applications divisions, and an increase in the percentage of our revenues derived from those divisions.

     Costs of speech and language technologies and solutions revenue as a percentage of such revenue decreased to 14% in 1999 from 15% in 1998. Our improvement in margins was primarily attributable to a more favorable mix of sales of products and technologies, including increased tool licensing revenue, which have a relatively lower cost of sales.

     Costs of speech and language applications revenue as a percentage of such revenue decreased to 17% in 1999 from 29% in 1998. This improvement was primarily attributable to the effect of price reductions and rebate programs for older versions of our dictation and other applications products in 1998 upon our introduction of new products and product enhancements and in response to competition, and to the increased percentage of tool licensing revenue which have a relatively lower cost of sales.

     Costs of consulting and services revenue as a percentage of such revenue increased to 61% in 1999 from 57% in 1998. The increase was primarily attributable to the introduction of a global management information system called PROMIS. During the last quarter of 1999, the introduction of this system caused a reduction in the efficiency of resources.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 71% to approximately $101.6 million, 30% of total revenues, in 1999 compared to approximately $59.4 million, 28% of total revenues, in 1998. Selling and marketing expense increased to approximately $65.8 million, 19% of total revenues, in 1999, compared to approximately $34.8 million, 16% of total revenues, in 1998. General and administrative expense increased to approximately $35.8 million, 10% of total revenues, in 1999 compared to approximately $24.6 million, 12% of total revenues, in 1998. The increase in marketing and sales expense was primarily attributable to increased sales as well as our increased marketing efforts relating to our introduction and building brand awareness for our dictation and other products in the retail channel. The increase in general and administrative expense was primarily attributable to inclusion of general and administrative expenses for our acquired businesses for the periods after their acquisition, to increased personnel and related costs to support our revenue growth.

     Research and Development Expense, Net. Net research and development expense increased 97% to approximately $49.6 million, 15% of total revenues, in 1999 from $25.2 million, 12% of total revenues, in 1998. This increase was primarily attributable to our increase in research and development efforts and personnel through acquisitions and internal growth to address our expansion in different markets, in particular the Asian markets, as well as to support our broader product and technology portfolio partly due to our acquisitions.

     Amortization and Write-off of Goodwill. Our amortization of goodwill increased 62% to approximately $32.4 million, 9% of total revenues, in 1999 from $20.0 million, 9% of total revenues, in 1998. The increase reflects goodwill acquired by us in our acquisitions.

     Write-off of In-process Research and Development. In 1999, we did not record any write-off of in-process research and development in connection with our acquisitions during that period. In 1998, we recorded total charges of $79.4 million, 38% of total revenues, in connection with our acquisitions consummated during that period. These charges represented management's assessment of the value attributed to the research and development of the acquired businesses for products for which technological feasibility had not yet been established. See note 5 to our consolidated financial statements.

     Other Operating Expense. In 1999, we did not incur any other operating expense. This compares to approximately $1.8 million of such expense in 1998. The expenses in 1998 consisted primarily of transition expenses incurred in connection with our acquisitions and the consolidation of our operations.

     Total Other Expenses (Income). Our other expenses (income) includes interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses, our share in loss of unconsolidated affiliates and debt conversion expense. We recognized net other income of approximately $7.1 million in 1999 compared to net other expense of approximately $1.4 million in 1998. This change was primarily attributable to an increase in interest income, net of interest and other financing expenses, and a decrease in other expense, which was partially offset by a reduction of foreign exchange gains and an increase in share of loss of unconsolidated affiliates.

     This other income recognized in the 1999 period was primarily a result of net interest income attributable to our cash and investment balances, and to foreign exchange gains. Our interest income, net of interest and other financing expenses, increased slightly to approximately $6.3 million in 1999 from approximately $6.1 million in 1998. Our foreign exchange gains and losses have been primarily attributable to unrealized exchange gains resulting from the increase and decrease in the value of the U.S. dollar in relation to the Belgian franc and all other functional currency of our non-U.S. subsidiaries, principally the Korean won and euro, as well as the increase and decrease in our dollar denominated assets. A significant portion of our cash and short-term investments are denominated in U.S. dollars. Because our functional currency for our non-U.S. operations is their local currency, we are required to recognize unrealized foreign exchange gains with respect to our U.S. dollar denominated assets of these operations when the value of the U.S. dollar increases in relation to their functional currency and unrealized foreign exchange losses when the relative value of the U.S. dollar decreases. Our foreign exchange gains were approximately $2.5 million in 1999 compared to a loss of approximately $81,000 in 1998.

     Our share in loss of unconsolidated affiliates decreased to approximately $1.6 million in 1999 from approximately $6.0 million in 1998. During 1998 we and our partner NDC reorganized our investments in OmniVoice, a joint venture formed to develop voice paging technology applications. Under this reorganization, we recorded a one time charge of approximately $4.1 million, which is reflected in share in loss of unconsolidated affiliates in 1998.

     Provision for Income Taxes (Benefit). In 1999, we recognized an income tax expense of approximately $27.1 million, compared to an income tax expense of approximately $5.1 million in 1998. The increase in our provision for income taxes reflects the depletion of the tax loss carry-forwards of our Belgian parent Company, as well as tax charges for acquired businesses outside Belgium. See note 14 to our consolidated financial statements.

     Minority Interest. Our minority interest expense net of tax benefit relates primarily to our share of the distribution obligations under the preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense increased to approximately $4.5 million in 1999 compared to approximately $2.4 million in 1998.

   1998 Compared with 1997

     Revenues. Total revenues increased 113% to approximately $211.6 million in 1998 from approximately $99.4 million in 1997. This increase was attributable to increases in revenues of all of our divisions.

     Technologies and solutions revenue increased by 148% to approximately $82.8 million in 1998 from approximately $33.4 million in 1997. Revenues in this division from the telecommunications market increased to approximately $12.8 million in 1998 from approximately $3.7 million in 1997; from the personal computer, multimedia and embedded markets increased to approximately $27.3 million in 1998 from approximately $20.3 million in 1997; and from intelligent content management market to approximately $23.2 million in 1998 from approximately $2.0 million in 1997. In 1998, our license revenue in this division also included approximately $10.5 million in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions of our core speech and language technology products, compared to no such revenue in 1997. Our 1998 technologies and solutions revenue also included approximately $9.0 million of engineering revenue in connection with our Dictation Consortium and Brussels Translation Group projects, compared to $7.6 million of such revenue in 1997.

     Speech and language applications revenue increased by 77.6% to approximately $60.9 million in 1998 from approximately $34.3 million in 1997. Revenue from our industry solutions increased to approximately $21.5 million in 1998 from approximately $5.7 million in 1997; and revenue from the retail and professional market increased to approximately $19.9 million in 1998 from approximately $2.2 million in 1997. In 1998, our license revenue in this division also included approximately $10.5 million in nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions of our core speech and language technology products, compared to no such revenue in 1997. Our 1998 technologies and solutions revenue also included $9.0 million of engineering revenue in connection with our Dictation Consortium and Brussels Translation Group projects, compared to $26.3 million of such revenue in 1997.

     Consulting and services revenue increased by 114% to approximately $67.9 million in 1998 from approximately $31.7 million in 1997. This increase was primarily attributable to our acquisition of additional translation services businesses as well as internal growth. Revenues from Microsoft and its affiliates constituted 27% of consulting and services revenue in 1998 and 33% in 1997.

     Cost of Sales. Cost of sales as a percentage of revenues decreased to 33% in 1998 from 39% in 1997. This decrease was primarily attributable to an improvement in margins of all of our divisions.

     Costs of technologies and solutions revenue as a percentage of such revenue decreased to 15% in 1998 from 20% in 1997. Our improvement in margins for these revenues was primarily attributable to a more favorable mix of sales of products and technologies with relatively lower cost of sales in 1998 compared to 1997. Core technology license revenue in 1998 included revenues relating to our licensing of development tools to strategic partners for the development of additional language versions of our core technologies and products, for which we have incurred limited costs.

     Costs of speech and language applications revenue as a percentage of such revenue decreased to 29% in 1998 from 37% in 1997. This improvement was primarily attributable to the increased percentage of tool licensing revenue which have a relatively lower cost of sales.

     Cost of consulting and services revenue as a percentage of such revenues decreased to 57% in 1998 from 61% in 1997. This decrease was primarily attributable to volume related efficiencies.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 128% to approximately $59.4 million, 28% of total revenues, in 1998 from approximately $26.0 million, 26% of total revenues, in 1997. Selling and marketing expense increased to approximately $34.8 million, 16% of total revenues, in 1998 compared to approximately $12.5 million, 13% of total revenue, in 1997. General and administrative expense increased to approximately $24.6 million, 12% of total revenues, in 1998 compared to approximately $13.5 million, 14% of total revenue, in 1997. The increase in selling and marketing expense was primarily attributable to increased sales as well as our increased marketing efforts relating to our introduction and building brand awareness for our dictation and other products in the retail channel. The increase in general and administrative expense was primarily attributable to inclusion of general and administrative expenses for our acquired businesses for the periods after their acquisition.

     Research and Development Expense, Net. Net research and development expense increased 294% to approximately $25.2 million, 12% of total revenues, in 1998 from approximately $6.4 million, 6% of total revenues, in 1997. This increase was primarily attributable to inclusion of research and development expenses for our acquired businesses for the periods after their acquisition, increased staffing and reallocation of personnel working previously under our agreement with Dictation Consortium to research and development.

     Amortization and Write-off of Goodwill. Our amortization of goodwill increased 193% to approximately $20.0 million, 9% of total revenues, in 1998, from approximately $6.8 million, 7% of total revenues, in 1997. The increase reflects goodwill acquired by us in our recent acquisitions. We periodically evaluate goodwill to assess recoverability and any impairments that would be recognized in operating results if a permanent impairment were to occur. As a result of this evaluation, we wrote-off approximately $3.7 million of goodwill in the 1998 period attributable to its acquisition, in November 1996, of Berkeley Speech Technologies, Inc. and BeSTspeech Products, Inc.

     Write-off of In-process Research and Development. In 1998, we recorded total charges of $79.4 million, 37.5% of total revenues, in connection with our acquisitions consummated during that period. In 1997, we recorded total charges of acquired in-process research and development of $33.8 million. These charges represented management's assessment of the value attributed to the research and development of the acquired businesses for products for which technological feasibility had not yet been established. See note 5 to our consolidated financial statements.

     Other Operating Expense. In 1998, our other operating expense increased to $1.8 million from $1.4 million in 1997. These expenses primarily consisted of transition expenses incurred in connection with our acquisitions and the consolidation of our operations.

     Total Other Expenses (Income). Our other expenses (income) include interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses, our share in loss of unconsolidated affiliates and debt conversion expense. We recognized net other expense of approximately $1.4 million in 1998 compared to net other expense of approximately $812,000 in 1997. This change was primarily attributable to a reduction of foreign exchange gains and an increase in share of loss of unconsolidated affiliates, which was partially offset by an increase in interest income, net of interest and other financing expenses.

     Our interest income, net of interest and other financing expenses, increased to approximately $6.1 million in 1998, compared to a net expense of approximately $1.2 million in 1997. The increase in net interest income was primarily attributable to increased interest income resulting from our investment of net proceeds received from our public offering of common stock in September 1997 and our offering of preferred income equity redeemable trust securities (the "PIERS") in May 1998. Prior to our September 1997 offering, we also increased our average borrowings under our bank lines of credit. In 1998 we recognized approximately $81,000 of foreign exchange losses compared to approximately $4.8 million of foreign exchange gains in 1997. Our share in loss of unconsolidated affiliates increased to approximately $6.0 million in 1998 from approximately $1.1 million in 1997. This increase was primarily attributable to a charge of approximately $4.1 million incurred by us in 1998 in connection with our investment in OmniVoice.

     Provision for Income Taxes (Benefit). In 1998 we recognized an income tax expense of approximately $5.1 million, as compared to an income tax benefit of approximately $1.4 million in 1997. The increase in our provision for income taxes reflects tax charges for acquired businesses outside of Belgium.

     Minority Interest. Our minority interest expense net of tax benefit relates primarily to our share of the distribution obligations under the preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense increased to approximately $2.4 million in 1998 compared to $24,000 of income in 1997.

Liquidity and Capital Resources

     For the last three years we have funded our operations primarily through sales of securities, cash flow from operating activities and bank borrowings. At December 31, 1999, we had working capital of approximately $142.7 million, including approximately $130.6 million in cash and cash equivalents and marketable securities.

     As of December 31, 1999, we had the following notes payable, credit facilities and long-term debt outstanding in the aggregate amount of $42.9 million, including current installments of $24.2 million. The notes payable, credit facilities and bank loans bear interest at varying rates, which ranged from 5.5% to 13.0% at December 31, 1999.

 .    Convertible note payable to Linguex S.A. of $4.9 million. This note was converted into 92,301 shares of our common stock on January 27, 2000.
 .    An aggregate of approximately $10.5 million of notes payable to several
     Korean banks maturing in 2000 with interest yield percentages ranging from 9.30% to 13.0%.
 .    An aggregate of $20.7 million in borrowing capacity under credit facilities with Bank Artesia and Bank BACOB. Bank Artesia and Bank BACOB merged in 1999. At December 31, 1999, the Company had $3.1 million outstanding under these credit facilities, which have expiration dates ranging from June 30, 2000 through February 28, 2001.
 .    Convertible Subordinated Notes due November 15, 2001 in the aggregate principal amount of $3.6 million. These notes are convertible into shares of our common stock at a conversion price of approximately $5.1256 per share, subject to adjustment for stock splits and other circumstances.
 .    Non-transferable bond issued in connection with the acquisition of GMS in the amount of approximately $2.3 million. The bond is payable on demand on or after May 2000.
 .    Bank Artesia loans in the total outstanding principle amount of approximately $3.1 million. These notes are due on June 30, 2000.
 .    General Bank loan in the outstanding principle amount of approximately
     $651,000. The loan is payable in monthly installments through June 2009.
     The loan is secured by a mortgage on the Mendez headquarters building.
 .    BFG Bank AG loan, in the outstanding principal amount of approximately $2.6 million. The loan is payable in semi-annual installments through March 31, 2007. The loan is secured by a mortgage on real estate owned by us in Wuppertal, Germany.
 .    Artesia Leasing & renting capital lease in the amount of approximately $8.2 million for our headquarters building.
 .    Other obligations, including obligations under capital leases in the total amount of approximately $6.6 million.

In addition to these obligations, as of December 31, 1999, we were committed to pay up to a maximum amount of approximately $9.7 million in connection with our acquisitions, over periods extending up to two years based upon the performance of the acquired businesses.


     In May and June 1998, L&H Capital Trust I issued an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities ("PIERS") and an aggregate of $4,824,800 of common securities. We hold all of the common securities. The sole asset of the Trust is an aggregate of $160,824,800 in principal amount of our 4.75% convertible subordinated debentures due in 2008. The terms and interest payments on these debentures correspond to the terms and dividend payments on the trust preferred income equity securities. We may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing distributions on the trust preferred income equity securities to be deferred as well. The trust preferred income equity securities are convertible into shares of our Common Stock. In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts. We may redeem all or a portion of the debentures after July 1, 2002 for cash or common stock, requiring an equal amount of trust preferred income equity securities to be redeemed plus accrued and unpaid distributions. As of December 31, 1999, there were $146.7 million PIERS outstanding.

     In 1999, our operating activities provided approximately $69.2 million of cash. Our non-cash expenses included approximately $32.4 million of amortization of goodwill, $7.3 million of amortization of other intangibles including software development costs, and $7.1 million of depreciation. An increase in accrued expenses net of a decrease in accounts payable also provided $2.3 million of cash. Our uses of cash included an increase in accounts receivable by approximately $30.2 million. The increase in accounts receivable was primarily attributable to our increased revenues.

     In 1999, our investing activities used approximately $156.2 million of cash, including approximately $111.6 million for acquisitions, approximately $24.8 million for the acquisition of licenses and software development costs capitalized, approximately $10.5 million in additions to property and equipment, and approximately $6.0 million of investments in associated companies.

     On May 5, 2000, we acquired Dictaphone Corporation. In connection with that acquisition we were required to assume or refinance approximately $430 million of Dictaphone debt and other obligations. Dresdner Bank Luxembourg S.A., Deutsche Bank N.V., Artesia Banking Corporation N.V., KBC Bank N.V. and Fortis Bank N.V. collectively provided a total of $430 million in financing in connection with the acquisition. The acquisition financing consisted of a $200 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20 million revolving credit facility to Dictaphone which bears interest at LIBOR plus 125 basis points. These credit facilities are unsecured and contain financial and other covenants, including a covenant not to borrow any additional amounts under our existing credit facilities. Borrowings under the five year facility will be for renewable terms of up to six months and therefore may be required to be accounted for as short term debt.

     Initial funding of $200 million under the short term facility and $30 million under the five year facility was used to repay Dictaphone's existing bank debt, to satisfy other obligations in connection with the acquisition and to cover closing costs. The remaining committed amount will be available to cover the $200 million of Dictaphone's senior subordinated notes, should they be put to the company within 90 days of the closing by the noteholders at 101% of par, as permitted by the terms of the notes. These notes are also redeemable by Dictaphone at a declining rate beginning at 105.875% of par commencing in August 2000.

     In June 2000, we acquired Dragon Systems, Inc. in an all stock transaction. In connection with that acquisition, we repaid a $3 million term loan on behalf of Dragon.

     Since December 31, 1999 through June 8, 2000, we acquired additional businesses, other than Dictaphone and Dragon, for a total purchase price of approximately $69 million, consisting of approximately $64 million in cash and the issuance of approximately 104,000 shares of common stock. In addition, we are required to pay up to an additional $23 million for these acquisitions if performance targets are met. In May 2000, we entered into an agreement to acquire additional assets of Rodeer Systems, Inc. for an aggregate purchase price of approximately $25 million in cash.

     In 1999, our financing activities provided us approximately $29.3 million of cash, primarily attributable to approximately $57.7 million from the sale of common stock, including approximately $15.0 million from the investment by Microsoft and approximately $28.0 million from the investment by Intel. These sources of cash were partially offset by a total of approximately $32.1 million in repayment of our long term debt and capital lease obligations.

     We are a defendant in a consolidated class action lawsuit which alleges, in general, that we improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. The lawsuit contends that the Company `s actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "34 Act") and Rule 10b-5 promulgated under the 34 Act. Plaintiffs filed these lawsuits on behalf of all purchasers of the Company's common stock during varying periods which range from as early as April 28, 1997 through December 4, 1998. These plaintiffs seek unspecified compensatory damages, attorneys' and experts' fees and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, class action litigation can be expensive and time consuming. Although we cannot make any guarantees regarding the outcome of these actions, we believe that the outcome will not have a material adverse effect on our business, financial condition or results of operations.

     We believe that our existing resources, including our new bank lines of credit, and the anticipated cash generated from operations, will be sufficient to fund our planned operations for at least the next 12 months. However, we intend to seek additional sources of cash during the year to increase our financial flexibility or to fund acquisitions. The sufficiency of our resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm our business, including without limitation the risk factors set forth in this Report.

Acquired In-Process Technology

     We incurred in-process research and development charges totaling approximately $79.4 million in 1998 and $33.8 million in 1997. These charges related primarily to our acquisitions of GMS, Kurzweil Applied Intelligence, AppTek, Dictation Consortium, Globalink and TikSoft. We determined these valuations giving explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants SEC Regulations Committee (the "AICPA Letter"). These valuations were further based upon appraisals prepared by an independent appraiser experienced in evaluating in-process research and development. A description of our valuation methodology used and a comparison of our actual results through December 31, 1998, and assumptions used in those valuations for our acquisitions of GMS, Kurzweil Applied Intelligence, AppTek, Dictation Consortium, Globalink and TikSoft are set forth below.

     Our assumptions in determining the value of acquired in-process projects included the following:

     (1) Projected net revenues and cash flows from the projects prepared by us and management of the seller.

     (2) The expected duration of the revenue streams from the acquired projects, which ranged from two to seven years.

     (3) A percentage of completion for each project estimated by considering a number of factors, including (a) the costs invested to date relative to the expected total cost of the development effort and (b) the amount of progress completed as of the transaction date relative to the overall technological achievements required to complete the project. The technological achievements were generally addressed by our technical representatives and those of the seller.

     (4) A discount rate was used to discount to present value the cash flows associated with the respective in-process projects. Discounting the net cash flows back to their present value was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC which we assumed for the acquisitions as corporate business enterprises ranged from 18% to 22%. The discount rates which we used in discounting the net cash flows from acquired in-process technology ranged from 22% to 35%. These discount rates are higher than the WACC due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at a given time.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, coding and testing activities that are necessary to establish that we are able to produce the product to meet its design requirements, including functions, features and technical performance requirements. At the time of the acquisitions, we expected that additional costs and time would be required to complete these development projects. However, at such time we could not assure that we would achieve technical or commercial viability with respect to these or any other of the products under development. Furthermore, future developments by our competitors, changes in technology, changes in other products and services, or other developments may cause us to alter or abandon these plans. Our failure to complete the development of the acquired development projects in a timely manner or within budget, or to successfully commercialize these projects if developed, could materially harm our business.

     Since the acquisitions, we have used the acquired in-process technology to develop new products, which have or are expected to become part of our product lines when completed. However, we are constantly reviewing the allocation of our research and development resources to respond to the ever changing market and technology developments, as well as developments of our own internally developed and acquired evolving technology portfolio. In reaction to these changing dynamics, in addition to completing many of our acquired research and development projects, we have combined acquired research and development projects with other of our development activities, and we have delayed or terminated other projects. Our acquired in-process research and development projects were primarily attributable to machine translation and dictation and other continuous speech recognition projects.

     Our research and development activities for our acquired machine translation projects have been affected by a shift in our focus from developing a broad range of applications using machine translation to developing a comprehensive machine translation Internet translation solution for a broad range of language pairs. This change in focus was affected by the proliferation of the use of the Internet, and in particular the projected growth of Internet use by non-English speakers. In addition, advances in computer technology have enabled personal computers to perform functions that previously required more powerful centralized computers. We believe that these advances made some of our acquired server-based machine translation applications projects less desirable. As a result of our changed focus, we were able to successfully implement translation services over the Microsoft Internet network in the first quarter of the current fiscal year, but have discontinued or delayed projects involving separate applications of our machine translation technology. Our estimates of our expenditures incurred in completing our acquired in-process machine translation projects are consistent with our initial expectations. However, there has been an initial shortfall in revenues from our assumptions used in valuing our acquired in-process machine translation technology, which we attribute primarily to delays associated with our refocus on Internet translation. If we are not successful in implementing our Internet translation projects, we may be unable to realize the value assigned to this in-process technology. In addition, the value of the other acquired intangible assets associated with this technology may also become impaired.

     We have completed our in-process research and development projects relating to dictation and continuous speech recognition engines. These completed projects form a technology base for our growing business and opportunities in this field. Both the cost and revenue we have received from these projects have been consistent with initial estimates. However, we cannot assure that in future periods actual results will not deviate from our initial assumptions.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt the requirements of SFAS 133 in our financial statements for the year ending December 31, 2001. We have not yet determined the effect that the adoption of SFAS 133 will have on our financial position, results of operations or liquidity.

     On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 provides guidance for issues that have arisen in applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. We have not yet determined the effect that the provisions of FIN 44 will have on our financial position, results of operations or liquidity.

Year 2000 Readiness

     We did not experience any material difficulties related to the Year 2000 problem on December 31, 1999 and have not experienced any such difficulties that we are aware of since that date. In addition, our operations have not, to date, been adversely affected by any difficulties experienced by any of its suppliers or customers in connection with the Year 2000 problem. We intend to continue to monitor our systems for potential difficulties through the remainder of this year.

Risk Factors

                          Risks Related to our Business

Our business could be harmed if we do not successfully manage the integration of businesses that we acquire.

     As part of our business strategy, we have in the past and expect to continue to acquire other businesses and technologies. Acquisitions involve a number of risks, including:

     . the difficulty of integrating the operations and personnel of the acquired businesses;
     . the potential disruption of our ongoing business and distraction of management;
     .    the difficulty in incorporating acquired technology and rights into our products and technology;
     . unanticipated expenses and delays relating to completing acquired development projects and technology integration;
     .    the management of geographically remote units;
     . the maintenance of uniform standards, controls, procedures and policies;
     . the impairment of relationships with employees and customers as a result of any integration of new management personnel;
     . risks of entering markets or types of businesses in which we have either limited or no direct experience;
     . the potential loss of key employees of the acquired companies; and
     . potential unknown liabilities or other difficulties associated with acquired businesses.

     We have recently acquired Dictaphone and Dragon; these significant acquisitions will require substantial integration and management efforts. As a result of these and other risks, we may not realize anticipated benefits from the acquisitions. Failure to achieve these benefits could materially harm our business.

Our operating results may be harmed by the manner in which we are required to account for our acquisitions.

     We are currently required to account for acquisitions under the purchase method. This approach has resulted and may continue to result in a significant amount of goodwill and other intangible assets which create substantial ongoing amortization charges to our income over the useful lives of the assets acquired. Moreover, the inability to achieve expected results during the anticipated useful life of acquired goodwill could result in unanticipated charges to income and significant losses. For example, in 1998 we wrote off all of the goodwill acquired from Berkeley Speech Technologies, Inc. as a result of our inability to complete Berkeley's product line. As of December 31, 1999, we had approximately $411 million of goodwill, as a result of our acquisitions.

Our business could be harmed by acquisitions we complete in the future.

     We may not be able to identify and acquire suitable acquisition candidates on reasonable terms, if at all. Acquisitions may involve expending significant funds, incurring additional debt or the issuance of additional securities, which may materially harm our business and dilute our stockholders. If we expend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic down-turns and competitive pressures.

We may have difficulty managing our growing number of employees, our new divisions and our planned new entities.

     We have experienced a period of rapid growth. From December 31, 1997 through December 31, 1999, the total number of our employees grew from approximately 1,100 to almost 1,900, and, following our recent acquisitions of Dictaphone, Dragon and companies in the transcription business, the total number of our employees now exceeds 5,000. In addition, since September 1996, through acquisitions and internal growth, we added three new divisions (dictation technologies, translation services and language technologies) to our core speech technologies division. In January 1999, we reorganized these divisions into our present three division corporate structure. During 1999, we announced plans to create separate entities for several of our key business areas: Globalization and Internet Translation and Healthcare Applications & Solutions, as well as Enterprise and Telephony Solutions and Automotive Solutions. We also continue to review our business structure. Our changing business will require considerable investment of our management resources. Our failure to manage our growing and changing business effectively could result in an interruption or loss of momentum that could materially harm our business. To help manage our changing business, we intend to strengthen:

     .    management;
     .    financial and operational controls; and
     .    operational, financial and management information systems.

Any delay or failure to successfully implement these improvements could materially harm our business.

We may not be able to sustain our recent profitability.

     Although we have been able to achieve profitability for fiscal year 1999, we have had a history of substantial losses and may not be able to sustain our recent profitability. In 1997 and 1998, write-offs of in-process research and development associated with acquisitions completed in those periods adversely impacted our net income. Through December 31, 1999, we had accumulated net losses of approximately $107.9 million, including net losses of approximately $13.3 million in 1997, $52.7 million in 1998 and a net income of $41.7 million in 1999. Expenses during these periods included write-offs of acquired in-process research and development of approximately $33.8 million in 1997, and $79.4 million in 1998. We intend to continue to acquire businesses, products and technologies. Future acquisitions may result in additional significant acquired in-process research and development write-offs, significant amortization of goodwill and other charges related to acquisitions. Future operating results could also be materially harmed by many other factors, both known and unknown, including those risk factors described below.

We depend upon the continued services of our executive officers and key research and development personnel with expertise in speech and language technologies and with multilingual skills.

     The loss of any of our executive officers or key research and development personnel could have a material adverse effect on our business and prospects. Our success will also depend upon our ability to attract and retain other qualified managerial and technical personnel. Competition for personnel, particularly software engineers, speech scientists and linguists, is intense. We may not be able to attract and retain personnel necessary for the development of our business. We do not have any key man life insurance for any of our officers or other key personnel.

The speech and language technologies industry is relatively new, and a market for our products may never fully develop.

     Because the speech and language technologies industry is relatively new and rapidly evolving, it is difficult to accurately predict demand and market acceptance for our recently introduced products and products under development. Increased acceptance of our products and technologies will depend upon:

     .    the development of our targeted markets;
     . the performance and price of our products, our customers' and their competitors' products;
     .    customer service; and
     .    customer reaction to those products.

The development of the speech and language technologies markets also will depend upon:

     . the growth of third party applications incorporating our products and technologies;
     .    the demand for new applications;
     . the ability of our products and technologies to meet and adapt to these needs; and
     . continuing price and performance improvements in hardware technology that we expect to reduce the cost and increase the performance of products incorporating our products and technologies.

These markets may not develop further and our products may not achieve market acceptance.

We must adapt to rapid changes in technology and customer requirements to remain competitive.

     The market for our products has been characterized by:

     .    rapid technological change;
     .    frequent product introductions; and
     .    evolving customer requirements.

     We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

     .    enhance our existing products;
     . develop successfully new products that meet increasing customer requirements; and
     .    gain market acceptance.

     To achieve these goals, we will need to continue to make substantial investments in product development and marketing. We may not:

     .    have sufficient resources to make these investments;
     . be successful in developing product enhancements or new products on a timely basis, if at all; or
     . be able to market successfully these enhancements and new products once developed.

Further, our products may be rendered obsolete or uncompetitive by new industry standards or changing technology.

To succeed we must develop and integrate new products and enhance the performance of existing products on a timely basis and within budget.

     Developing and applying our technology has required, and will continue to require, substantial technical innovations. Once we have developed, acquired or licensed a technology, we must adapt that technology to meet the specific requirements of the application in which it is to be integrated. The adaptation process can be time-consuming and costly to both us and our customers. The quality and resulting market acceptance of the end product may depend, to a substantial extent, upon the success of this adaptation. We may not be successful in developing new products, integrating new technologies, or enhancing the performance of our existing products on a timely basis or within budget, if at all.

Our business could be harmed if our products contain undetected errors or defects or do not meet customer specifications.

     We are continuously developing new products and technologies and improving our existing products and technologies. Newly introduced products and technologies can contain undetected errors or defects. In addition, these products or technologies may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products or technologies contain errors or defects or any of our products or technologies fail to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot guarantee that the coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. Despite the existence of the insurance, any significant reliability problems could result in adverse customer reaction and negative publicity and could materially harm our business.

We face significant competition which could result in decreased demand for our products or services.

     We may not be able to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors and potential competitors have substantially greater resources than we do. Competitors in the speech and language technologies markets include:

     .    Apple Computer, Inc.;
     .    Bowne International, Inc.;
     .    IBM;
     .    Lucent Technologies;
     .    Microsoft Corporation;
     .    Motorola;
     .    NEC Corp.;
     .    Nuance;
     .    Philips Electronics N.V.;
     .    SpeechWorks International, Inc.;
     .    Systran Corp.; and
     .    Texas Instruments Incorporated.

IBM and Philips have introduced dictation products which compete directly with our dictation products. We also compete with other smaller companies which have developed advanced speech and language technology products. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     The translation services market is also highly competitive. Although none of the current participants in this market has a significant market share, we have numerous competitors with significant resources (such as Bowne International).

Our quarterly technologies revenue may fluctuate significantly because a significant portion of these revenues has been attributable to up-front payments.

     A significant portion of our technologies revenue have been attributable to up-front revenue, including up-front license fees from strategic partners for the licensing of development tools for the development of additional language versions and language translation pairs for our products. We recognized this revenue upon execution of license agreements or upon acceptance by our customers of our technology under these agreements. This revenue may significantly fluctuate each quarter. These potential fluctuations will depend upon the number, size and nature of license agreements into which we enter. We expect that ongoing license revenue from sales of products incorporating our technology, as well as sales of our own products, will also fluctuate each quarter. The fluctuations will be based on a number of factors, including:

     .    the size and timing of individual license transactions by our customers;
     . the potential for delay or deferral of customer implementation of our technology;
     .    the timing of our introduction of new products or product
          enhancements;
     . the timing of our competitors' introduction of new products or product enhancements;
     .    seasonality of technology purchases; and
     .    other general economic conditions.

Our revenues from our consumer products for the personal computer market may be seasonal with lower revenues in our first two quarters and higher revenues in the fourth quarter, and may further fluctuate significantly based upon the timing of new product introductions.

     We recently introduced consumer products for the personal computer market, including continuous dictation products. Our revenues from sales in this market may be seasonal with higher revenues in the fourth quarter. Our revenues from these products can also vary significantly depending upon the timing of new product introductions.

Our revenues from the consulting and services division may be seasonal with higher revenues in the third and fourth quarters.

     Our consulting and services division derives significant revenue from the computer, consumer, telephony and automotive industries. These revenues, which tend to track the product release cycles of these industries, are somewhat seasonal, with comparatively higher revenues in the third and fourth quarters.

We have significant fixed costs which are not easily reduced if revenues fall below expectations.

     A high percentage of our operating expenses is relatively fixed. We likely will not be able to reduce spending to compensate for adverse fluctuations in revenues. Accordingly, shortfalls in revenues are likely to materially adversely affect our operating results.

Our business may be harmed by changes in the relative level of revenues among our lines of business which have significantly different profit margins.

     Changes in the relative level of revenues among our lines of business could materially adversely affect our gross profit margins and other results of operations. Our lines of business have different profit margins. For the year ended December 31, 1999, gross profit margins in our three divisions were as follows:

                      Division                               Gross Profit Margin
                      --------                               -------------------
               Technologies and
                solutions                                           85.8%
               Applications                                         83.2%
               Consulting and Services                              39.4%

The growth of translation services revenues in relation to our other businesses would result in a reduction in our overall gross profit margins.

Our international business operations expose us to difficulties in coordinating our international activities and dealing with multiple regulatory environments, as well as to risks of international political and economic conditions.

     Our worldwide business may be materially adversely affected by:

     . difficulties in staffing and managing operations in multiple locations in many countries;
     .    greater difficulties in trade accounts receivable collection;
     .    possibly adverse tax consequences;
     .    governmental currency controls;
     .    changes in various regulatory requirements;
     .    political and economic changes and disruptions;
     .    export/import controls; and
     .    tariff regulations.

     In addition, a significant portion of our executive offices and our research and development operations are located in Belgium. Therefore, our operations and the market price of the common stock may also be affected by adverse economic conditions in Belgium. Likewise, we have recently substantially increased our revenues in Korea and elsewhere in the Far East. Our operations and our ability to continue to generate significant revenues in Korea and the Far East may be affected by adverse economic conditions or political instability in Korea or other countries in the Far East, as well as other external business risks.

Fluctuations in the exchange rates, in relation to the U.S. dollar, of our functional currency, the Belgian franc, the Euro and the other foreign currencies in which we conduct our business may harm our operating results.

     We generate sales primarily in U.S. dollars and incur expenses in a number of currencies; principally in the U.S. dollar, the Belgian franc, the Euro and other currencies. Fluctuations in the value of the Belgian franc, U.S. dollar and foreign currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. In particular, an increase in the value of the Belgian franc in relation to the U.S. dollar would likely increase our expenses relative to U.S. dollar sales and could materially harm our business. Because our functional currency for our Belgian operations is the Belgian franc, we recognize unrealized foreign exchange gains with respect to our assets denominated in U.S. dollars when the value of the U.S. dollar increases in relation to the Belgian franc. Conversely, we recognize unrealized foreign exchange losses when the relative value of the U.S. dollar decreases.

     Since 1996, we have not entered into any exchange rate hedging transactions. We may, however, enter into hedging contracts in the future. Our decision not to enter into hedging transactions has been primarily attributable to:

     . our perception of the strength of the U.S. dollar compared to the Belgian franc; and
     . our receipt of substantial sums of Belgian francs from capital transactions, principally the exercise of warrants.

     We cannot guarantee that the U.S. dollar will continue to be stronger than the Belgian franc or that we will continue to receive revenues denominated in Belgian francs or raise capital in Belgian francs. Exchange rate fluctuations, whether or not we enter into hedge transactions, may materially harm our business.

We rely on our customers, some of whom are our competitors, to develop applications for our products, market products incorporating our technology and generate license revenues for us.

     Many of our core speech products are licensed primarily to applications developers, original equipment manufacturers, component manufacturers and software vendors which incorporate our technology into applications developed by them and sold to end-users. The success of these licensed products depends to a substantial degree on the efforts of others in developing and marketing products incorporating our technology. Our customers often require several months to integrate our technologies into their products. Although we have entered into numerous license agreements with customers, to date we have received significant recurring license revenues from only a limited number of customers. Products incorporating our technology will not necessarily be successfully implemented or marketed by our customers.

     Our customers, such as Microsoft, have also developed or acquired products or technologies that compete with our technology. These customers may give higher priority to the sale of these competitive products or technologies. Few of our customers have any exclusive purchase obligations under their license agreements with us.

Changes in our relationship with Microsoft, one of our largest customers and a strategic partner, could harm our business.

     An adverse change in our relationship with Microsoft could have a material adverse effect on our business. On September 11, 1997, we announced a strategic alliance with Microsoft to accelerate development of speech products in multiple languages running on Microsoft Windows platforms. As part of this strategic alliance, Microsoft now holds 7,515,124 shares of our common stock which represented approximately 5.29% of our outstanding common stock on June 8, 2000. Microsoft has also exercised its registration rights with respect to the shares of common stock purchased under the Microsoft purchase agreement and issuable under the warrants. Microsoft's representative, Bernard Vergnes, was elected to our Board of Directors in May 1998 pursuant to Microsoft's right under the purchase agreement to cause one Microsoft nominee to be elected to the Board of Directors. In addition, we entered into a license agreement with Microsoft under which we granted Microsoft exclusive licenses of patent rights, in defined areas, and received a non-exclusive cross license of Microsoft patent rights. Microsoft has the right to terminate the license if L&H Holding N.V. transfers its control over L&H to a third party as a result of L&H Holding's transfer of our common stock.

     The relationship with Microsoft may preclude or limit our ability to enter into similar license arrangements or relationships with others. Sales to Microsoft accounted for 12% of our total revenues in 1998 and 9% of our total revenues in 1999. Microsoft has also entered into nonexclusive license agreements with us for many of our core speech technologies. A reduction of revenues from Microsoft could have a material adverse effect upon our business and prospects.

We may be overly dependent on our strategic partners, and the manner in which we have structured these partnerships, including our exclusive licensing of technology, could harm our business.

     We are dependent on our strategic partners in connection with our research and development efforts. Our agreements with our strategic partners may include an exclusive license of our technology for the development of specified technologies or products. For example, we are relying primarily on strategic partners for the development of our technologies in new languages, including Thai, Thamil, Hindi, Vietnamese, Urdu, Malay, Taiwanese, Arabic, Armenian, Russian, Ukrainian, Polish, Czech, Greek, Bahassa, Turkish, and various Scandinavian languages. Similarly we are relying primarily on strategic partners to develop machine translation language pairs outside our core language groups. Pursuant to the agreements relating to these ventures, we have exclusively licensed our technology to our strategic partners. Our strategic partners also have exclusive rights to develop, market and distribute products incorporating the developed technology for specified languages. Further, subject to our underlying rights and our rights in jointly developed technology or products, our strategic partners will own the technology and products developed pursuant to these agreements.

     We have also entered into a non-exclusive license and development agreement with Sail Labs to support the long-term development of advanced speech and language technologies and products based on our technologies.

     We generally have limited or no control over the operations of our strategic ventures, including with respect to the amount and timing of resources that our strategic partners devote to these ventures. As a result, our strategic partners may not perform their obligations as expected. In addition, in the event that our strategic relationships are terminated, we may not be able to continue to maintain or develop strategic relationships or to replace strategic partners. Further, some of our partners are newly formed companies and do not have any history of operations or development or commercialization of speech or language technologies or products. Therefore, we cannot assure that our strategic partnerships will be successful. If our strategic partnerships are terminated or otherwise fail to meet our expectations, we may not be able to sustain or grow our business as expected which may materially harm our business.

     In addition, in cases where we have exclusively licensed rights or technology, we may be precluded from developing products and technology internally. We may also be precluded from owning or controlling developments to and new products based on our technology, which may materially harm our business. Further, our strategic partners may become competitors, which may lead to conflicts of interest. We cannot assure you that we will be able to compete successfully, if at all, with our strategic partners or that any conflicts with our strategic partners will be resolved in our favor, which may also materially harm our business.

We may be unable to adequately protect our proprietary technology.

     We rely primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures and contractual provisions to protect our proprietary rights. Existing copyright laws afford only limited protection. We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our technologies. We seek to protect our software and other written materials under trade secret and copyright laws, which afford only limited protection.

     Our pending patent applications or any future applications may not be approved. Any patents may not provide us with competitive advantages and may be challenged by third parties. Others may have filed, and in the future may file, patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or similar authorities in other countries. These proceedings could result in substantial cost to us. Such patent applications may have priority over our filed patent applications.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We have a significant international presence and the laws of some foreign countries, including the laws of Belgium, may not protect our proprietary rights to the extent of the laws of the United States. Our means of protecting our proprietary rights may not be adequate.

Our operations or products could infringe upon the intellectual property rights of others.

     Others may assert that our technology and products infringe their patents or other intellectual property rights. Any such assertion, if resolved adversely to us, may require us to enter into royalty or licensing arrangements and may materially harm our business.

Our obligations under our preferred income equity redeemable securities and our debt facilities could prevent us from obtaining additional financing and harm our liquidity.

     In June 1998, we completed the sale of $156 million of 4.75% preferred income equity redeemable trust securities. In connection with the sale of these securities, we incurred both distribution obligations and $156 million in redemption obligations; approximately $125 million in principal amount of these securities were still outstanding as of May 31, 2000.

     In May 2000 we entered into various financing arrangements in connection with the acquisition of Dictaphone, including a $200 million short-term facility due March 31, 2001 and a five year declining balance facility of $230 million which will be available to repay $200 million in senior subordinated notes of Dictaphone which may be put to the company within 90 days of the closing by the noteholders at 101% of par, pursuant to the terms of the notes. An aggregate of $230 million is currently outstanding under these facilities.

     These outstanding securities and our outstanding indebtedness could adversely affect our ability to obtain additional financing for acquisitions, working capital or other purposes. They could also make us more vulnerable to economic downturns and competitive pressures. Our obligations under these securities and debt facilities could also adversely affect our liquidity. In the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet our requirements with respect to these securities and our debt facilities. Our ability to meet these obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to meet our obligations under these securities and to service our debt, we may be required to refinance all or a portion of these obligations or obtain additional financing.

Our operating results could be harmed by our high balances of accounts receivable, some of which we may not be able to collect.

     We have historically had high balances of accounts receivable. These balances are high because a significant portion of our revenues had been attributable to nonrefundable, up-front license fees that generally have payment terms of up to 90 days. As of December 31, 1999, we had accounts receivable of $104 million, net of an allowance for doubtful accounts of $9.3 million. We maintain credit procedures to evaluate the creditworthiness of prospective customers and employ personnel specifically for the purpose of monitoring and collecting accounts receivable. Despite adherence to these procedures, we may not be able to collect these receivables when they become payable and may further reduce the length of deferral of payment of up-front fees.

An unfavorable outcome or prolonged litigation in class action lawsuits filed against us, alleging that we improperly accounted for write-offs of in-process research and development, could harm our business.

     We are a defendant in a consolidated class action lawsuit which alleges, in general, that we improperly accounted for write-offs of in-process research and development. Plaintiffs filed these lawsuits on behalf of all purchasers of our common stock during varying periods that range from as early as April 28, 1997 through December 4, 1998. We believe that the claims are groundless and we are vigorously defending ourselves. Nevertheless, class action litigation can be extremely expensive and time consuming. Furthermore, we cannot make any guarantees regarding the outcome of these actions. An unfavorable outcome or prolonged litigation in this lawsuit could materially harm our business.

Because our founding stockholders have rights to control Lernout & Hauspie, decisions may be made by them that are detrimental to your interests.

     As of June 7, 2000, Messrs. Jo Lernout and Pol Hauspie, the founders, Co-Chairmen and Managing Directors of Lernout & Hauspie, controlled 43,667,208 shares of common stock (including outstanding rights to acquire common stock) through various controlled entities (including (i) 9,064,329 shares of our common stock which were issued as consideration for the Dictaphone merger because the Stonington Fund has assigned certain voting rights to all the shares it acquired in the merger for so long as it holds the shares by agreeing to hold the shares through an entity controlled by Messrs. Lernout and Hauspie, (ii) 9,807,489 shares of our common stock which were issued to the principal stockholders of Dragon as consideration for the Dragon merger because these stockholders have assigned certain voting rights to all the shares they acquired in the merger for so long as they hold the shares by agreeing to hold the shares through entities controlled by Messrs. Lernout and Hauspie, and (iii) the securities acquired by Intel Atlantic which are exchangeable at any time into shares of our Automatically Convertible Stock held by a trust on behalf of Intel, as to which the voting rights, which are equivalent to the voting rights of 1,791,864 shares of our common stock, are controlled by Messrs. Lernout & Hauspie). As of that date, these shares represented approximately 30.24% of our outstanding shares of common stock.

     Members of the L&H Holding Control Group have entered into forward sale contracts with unaffiliated investment funds that require the members to transfer, on August 31, 2001, or an earlier date on the occurrence of a default, shares of common stock based upon the fair market value of the shares on the date of transfer. Under our restated articles of incorporation for so long as the L&H Holding Control Group owns at least 10% of our common stock, L&H Holding N.V., an entity controlled by Messrs. Lernout and Hauspie, has the right to nominate for election nine of our 17 directors. Accordingly, L&H Holding N.V. is able to control our Board of Directors and the direction of our affairs. In addition, by reason of L&H Holding Control Group's stock ownership, Messrs. Lernout and Hauspie are able to exert substantial influence over other actions requiring stockholders' approval, including amendments to our restated articles of incorporation, mergers, sales of assets or other business acquisitions or dispositions. The L&H Holding Control Group agreed not to approve, propose or vote with respect to any capital increase of Lernout & Hauspie by way of a rights offering to existing Lernout & Hauspie stockholders on a preemptive basis or any resolution to pay a cash dividend on common stock, without the consent of the purchasers in the forward sales.

     The interest of Messrs. Lernout and Hauspie in ensuring that the L&H Holding Control Group maintains a 10% equity interest could cause Messrs. Lernout and Hauspie to cause us to take actions that may not be in your best interests, such as declining opportunities to acquire businesses or raise funds through issuances of our equity.

Our interests may be in conflict with the interests of a number of entities in which our directors are involved; these conflicts could harm our business.

     In 1995, the Government of Flanders, together with Lernout & Hauspie and others, created the Flanders Language Valley V.Z.W., a not-for-profit entity, designed to foster the establishment and growth of enterprises near our headquarters in Flanders that seek to develop and commercialize products based upon advanced speech and language technology. Messrs. Lernout and Hauspie have been active promoters of the foundation but do not have any beneficial interest in the assets of the foundation. At the time of the formation of the foundation, a group of private investors formed the FLV Fund, a for-profit limited partnership, to invest in high technology based companies that specialize in speech- and language-based products. In connection with its investment in Lernout & Hauspie, Microsoft has invested approximately $3.0 million in the FLV Fund. The FLV Fund is now publicly traded on EASDAQ.

     Lessius Management Consulting, N.V., Gewestelijke Investeringsmaatschappij Vlaanderen N.V. ("GIMV") and S.A.I.L Trust V.Z.W. each hold a one-third interest in the Flanders Language Valley Fund Management N.V., the manager of the FLV Fund (the "FLV Fund Manager"). Lessius Management Consulting, N.V. is a subsidiary of a Belgian-based investment bank, Lessius N.V. GIMV is one of our stockholders and has rights under our restated articles of incorporation to nominate one of our directors. S.A.I.L Trust V.Z.W. is a not-for-profit foundation formed in May 1998 by Messrs. Lernout and Hauspie and Mr. Fernand Cloet, one of our directors. The purpose of this foundation is to further support the economic development and to assist in the financing of the infrastructure and the enhancement of the educational system of the Flanders Language Valley region. Messrs. Lernout and Hauspie have advised us that they do not have a beneficial interest in the assets of this foundation. Messrs. Lernout and Hauspie have used a portion of the purchase price received on their forward sales of common stock by the L&H Holding Control Group to provide initial funding for this foundation and may provide additional funding to the foundation in the future. In April 1999, we provided a short-term bridge loan of approximately $1.6 million to an affiliate of the foundation to support ongoing development and construction projects in the Flanders region of Belgium so as to avoid possible delays in the construction schedules; this loan was repaid in full in December 1999.

     Messrs. Cloet, one of our current directors, and Philip Vermeulen, one of our former directors, currently serve as two of the nine directors of the FLV Fund Manager. Mr. Vermeulen also serves as an officer of the FLV Fund Manager. Messrs. Lernout and Hauspie served as directors of the FLV Fund Manager from its inception until their resignation on May 30, 1997. Pursuant to contractual rights obtained in May 1998 to nominate five members for election to the Board of Directors of the FLV Fund Manager, the S.AI.L Trust nominated two of the 10 members of the Board of Directors of the FLV Fund Manager, including its current chairman and Mr. Vermeulen. The stockholders of the FLV Fund Manager may increase the number of directors serving on the FLV Fund Manager's board from 10 to 15. Messrs. Lernout and Hauspie have indicated that although they do not plan to rejoin the Board of Directors of the FLV Fund Manager, they intend to spend a portion of their time on the activities of the FLV Fund.

     In October 1998, Messrs. Lernout and Hauspie formed L&H Investment Company N.V. Messrs. Lernout and Hauspie beneficially own a controlling interest in and are co-chairmen of L&H Investment Company. Another one of our directors, Mr. Francis Vanderhoydonck, also serves as President and Managing Director of L&H Investment Company. The principal purpose of L&H Investment Company is to invest in high technology based companies that specialize in speech- and language-based products. We do not have any interest as a stockholder, director or otherwise in L&H Investment Company.

     We have contractual rights with companies in which the FLV Fund and L&H Investment Company have invested. In addition, the companies in which either the FLV Fund or L&H Investment Company may invest in the future are likely to have contractual relations with us or may be our competitors. As a result of the conflicts of interest that may arise as a result of these overlapping relationships, including for example, the influence Messrs. Lernout, Hauspie and Cloet have over the Boards of Directors of these entities, our directors may make decisions on behalf of us involving the FLV Fund, L&H Investment Company or companies supported by them that are not in the best interest of us or our stockholders. Companies funded in part by the FLV Fund and L&H Investment Company accounted for approximately 3.7% of our revenues in 1998 and 0.3% of our revenues in 1999.

     The coordinated laws of commercial companies of Belgium do not permit Messrs. Lernout, Hauspie and Cloet or any other member of Lernout & Hauspie or the FLV Management N.V.'s Board of Directors to participate in deliberations and decision making with respect to matters in which these individuals have a direct or indirect conflict of interest with Lernout & Hauspie or FLV Management N.V.

        Risks Related to Our Common Stock and Our Belgian Incorporation

Provisions of our charter and contracts and of Belgian law may discourage takeover offers and may limit the price that investors would be willing to pay for our common stock.

     Laws and documents contain provisions that may discourage bids for Lernout & Hauspie. These include:

     .    our restated articles of incorporation;
     .    Belgian company law;
     .    other provisions of Belgian law; and
     . our contractual arrangements which contain rights adverse to us if there is a change of control.

     These laws and arrangements could discourage advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of the common stock. Our restated articles of incorporation contain provisions permitting specified entities to nominate members of the maximum 17 member Board of Directors of Lernout & Hauspie as follows:

     .    L&H Holding N.V............................................  9 Members
     .    GIMV.......................................................  1 Member
     .    Microsoft..................................................  1 Member

     Microsoft may terminate our rights under our license agreement with it upon a change in control of Lernout & Hauspie. Our Board of Directors is permitted to issue preferred stock upon terms it deems appropriate without the prior approval of the holders of the common stock. Our ability to issue preferred stock in such a manner could enable our Board of Directors to prevent changes in our management or control. Belgian company law and other Belgian laws provide that takeover bids must be made for all outstanding voting securities of Lernout & Hauspie and are subject to the supervision and approval of the Commission for Banking and Finance in Belgium. In some instances, takeover bids must be approved by the competent Belgian and European antitrust authorities.

Our incorporation in Belgium causes us to be governed by Belgian law which provides for different and in some cases more limited stockholder rights than the laws of jurisdictions in the United States.

     We are a Belgian corporation and our corporate affairs are governed by our restated articles of incorporation and Belgian company law. Although provisions of Belgian company law resemble various provisions of the corporation laws of a number of states of the United States, principles of law relating to such matters as:

     .    the validity of corporate procedures;
     .    the fiduciary duties of management; and
     .    the rights of our stockholders

may differ from those that would apply if we were incorporated in a jurisdiction within the United States. For example, there is no statutory right of appraisal under Belgian law with respect to mergers, and the right for stockholders of a Belgian corporation to sue derivatively, on the corporation's behalf, is limited.

     In addition, a provision of Belgian company law which recently became applicable to us restricts our ability to sell shares of our stock for a cash purchase price which is lower than the average price of our stock for the thirty days prior to issuance of the new shares unless we also offer to sell shares at such price to our existing stockholders. This restriction could inhibit our ability to raise capital in the future.

You may be unable to serve legal process or enforce judgments against us and our directors and officers.

     We are a Belgian corporation and a substantial portion of our assets are located in Belgium. Most of our officers and directors and our independent auditors are not residents of the United States. Furthermore, all or a substantial portion of the assets of these persons are located outside the United States. As a result, you may not be able to effect service of process within the United States upon these persons or to enforce any judgments of United States courts upon these people or us predicated upon the civil liability provisions of the securities or other laws of the United States. We have been advised by our Belgian legal counsel, Loeff Claeys Verbeke, that civil liabilities under the securities and other laws of the United States may not be enforceable in original actions instituted in Belgium, or in actions instituted in Belgium to enforce judgments of United States courts. Actions for enforcement of judgments of United States courts might be successful only if the Belgian court confirms the substantive correctness of the judgment of the United States court, and is satisfied:

     . that the judgment is not contrary to the principles of public policy in Belgium or rules of Belgian public law;
     .    that the judgment did not violate the rights of the defendant;
     .    that the judgment is not subject to further appeal under United States law;
     . that the United States court did not accept its jurisdiction solely on the basis of the nationality of the plaintiff; and
     .    as to the authenticity of the text of the judgment submitted to it.

The volatility of our stock price could adversely affect your investment in our stock.

     The market price of the common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including:

     .    announcements of developments related to our business;
     . quarterly fluctuations in our actual or anticipated operating results and order levels;
     .    general conditions in the worldwide economy;
     .    announcements of technological innovations;
     .    new products or product enhancements by us or ourcompetitors;
     . developments in patents or other intellectual property rights and litigation; and
     .    developments in our relationships with our customers and suppliers.

In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the common stock and the market price of the common stock may decline.

               Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


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

     Assuming December 31, 1999 variable rate debt levels of approximately $3.4 million, a one-point change in interest rates would impact net interest expense by approximately $20,000. This sensitivity analysis does not take into account the possibility that gains from one category may or may not be offset by losses from another category. Fixed rate debt outstanding at December 31, 1999 with a carrying value of $23.8 million has been excluded from the above interest expense sensitivity analysis. The carrying value of the fixed rate debt is comparable to the fair value. Assuming December 31, 1999 fixed rate debt levels, a one-point change in interest rates would impact the interest expense by approximately $220,000.

Foreign Exchange

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors.

     The sensitivity analysis presented below does not take into account the possibility that rates of the currencies of different countries can move in opposite directions and that gains from one category may or may not be offset by losses from another category.

     The non U.S. dollar operations constitute approximately 26% of our consolidated revenues and approximately 51% of our consolidated operating expenses. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars (our reporting currency) affects year-over-year comparability of operating results. We do not generally enter into hedges to minimize volatility of reported results.

     Changes in currency exchange rates that would have the largest impact on translating our non-U.S. dollar operating profit include the Belgian franc, German mark and the British pound.

     We estimate that a 10% change in the U.S. dollar foreign exchange rates would impact reported operating profit for the year ended December 31, 1999 by approximately $5.0 million. This is after adjusting for unusual impairment and other items.

              Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this report.


           Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

          Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our officers and members of our Board of Directors as of the date of filing of this Report are as follows:

                 Name                     Age                        Position
   ----------------------------------     ---     ---------------------------------------------
Jo Lernout..............................  52     Co-Chairman of the Board and Managing Director
Pol Hauspie.............................  48     Co-Chairman of the Board and Managing Director
Gaston Bastiaens........................  53     President, Chief Executive Officer and Director
Nico Willaert...........................  49     Vice Chairman and Managing Director
Carl Dammekens..........................  38     Senior Vice President of Finance and Chief
                                                 Financial Officer

Ellen Spooren...........................  40     Senior Vice President of Marketing and Corporate
                                                 Communications
Dr. Bert Van Coile......................  41     Senior Vice President of Corporate Research and
                                                 Development

Florita Mendez..........................  46     Senior Corporate Vice President and President, Speech
                                                 and Language Consulting and Services Division

John H. Duerden.........................  59     Chief Operating Officer and President of Lernout &
                                                 Hauspie Industries
Joseph D. Skrzypczak....................  42     Chief Operating Officer and Chief Financial Officer
                                                 of Dictaphone Corporation
John Seo................................  34     President of L&H Enterprise and Telephony Solutions
                                                 Division
Dirk Cauwelier (2)......................  43     Director
Fernand Cloet (1).......................  49     Director
Jan Coene...............................  42     Director
Marc G.H. De Pauw (2)...................  46     Director
Hubert Detremmerie......................  70     Director
Albert J. Fitzgibbons III...............  54     Director
Roel Pieper.............................  44     Vice Chairman
RVD Securities N.V. represented by
Erwin Vandendriessche (1)(2)(3).........  40     Director
Alex Vieux..............................  42     Director
Gerard van Acker........................  56     Director
Bernard Vergnes (1).....................  54     Director
Francis Vanderhoydonck(1)...............  41     Director

___________________
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Corporations may serve as directors of Belgian companies.

     Jo Lernout, a co-founder of the Company, has served as a Managing Director since its organization in December 1987, as President from January 1994 until October 1996, as Co-Chairman of the Board since October 1996, as a member of the Office of the Chief Executive since February 1996 and as Co-Chairman in the Office of the Chief Executive since October 1996. Prior to founding the Company, Mr. Lernout served in various capacities for Wang Laboratories, including as national commercial director of Wang Belgium from 1985 to 1987 and as a sales manager for office automation from 1979 to 1984. Mr. Lernout served as a director of Flanders Language Valley Fund Management N.V. from 1996 to 1997. Mr. Lernout has indicated that although he does not intend to rejoin the Board of Directors of Flanders Language Valley Fund Management, he does intend to spend a portion of his time on activities relating to the FLV Fund.

     Pol Hauspie, a co-founder of the Company, has served as a Managing Director since its organization in December 1987, as its Chairman from January 1994 until October 1996, and as Co-Chairman of the Board since October 1996, as a member of the Office of the Chief Executive since February 1996 and as Co-Chairman in the Office of the Chief Executive since October 1996. In 1977, Mr. Hauspie founded HPP Computer Center ("HPP"), a developer and marketer of software for accountants and financial advisors, and served as its president until selling HPP in 1987. Mr. Hauspie served as a director of Flanders Language Valley Fund Management N.V. from 1996 to 1997. Mr. Hauspie has indicated that although he does not intend to rejoin the Board of Directors of Flanders Language Valley Fund Management, he does intend to spend a portion of his time on activities relating to the FLV Fund.

     Gaston Bastiaens joined the Company in September 1996 as President, and became Chief Executive Officer in May 1997 and Director in June 2000. Mr. Bastiaens served as President and Chief Executive Officer of Quarterdeck Corporation, a software utilities and Internet applications company, from January 1995 until September 1996 and as a director of Quarterdeck Corporation from February 1995 to September 1996. During 1994, Mr. Bastiaens served as President and Chief Executive Officer of Paragraph Communications, Inc., a company he co-founded to develop software products for the desktop and wireless communications markets. From 1992 to 1994, Mr. Bastiaens was Vice President and General Manager of the Personal Electronics Division of Apple Computer and was responsible for developing new business based on Apple Computer's core computing and software technologies. Mr. Bastiaens started his career at Philips Electronics in 1971, where he held several senior management positions through 1992 including manager of the Philips compact disk project. Mr. Bastiaens also served as a director for the Limburg Investment Company in Belgium from 1986 until 1992.

     Nico Willaert joined the Company as a director in September 1992, has served as a Managing Director since April 1993 and as Vice-Chairman since January 1994. From 1972 to 1991, Mr. Willaert served in various positions with Pauwels N.V., a manufacturer of power plant equipment. From 1989 through 1991, he served as general manager of Pauwels Contracting, and from 1972 through 1989 his positions included director special projects, export sales manager, director Far East and project coordinator for Pauwels International.

     Carl Dammekens joined the Company in 1990 as Corporate Controller and has served as Senior Vice President of Finance since October 1993 and as Acting Chief Financial Officer since April 1996. Prior to joining the Company, Mr. Dammekens was an accountant with Price Waterhouse in Brussels.

     Ellen Spooren joined the Company as Vice President of Corporate Communications in October 1996 and currently serves as Senior Vice President of Marketing and Corporate Communications. Ms. Spooren served Quarterdeck Corporation from August 1995 to December 1995 first as Senior Director of Corporate Communications and then from December 1995 to September 1996 as Vice President--Corporate Communications. Prior to joining Quarterdeck, Ms. Spooren was European communication director for Tektronix, Inc. in Munich, Germany until 1995. From 1992 to 1994, she was Business Development Manager for Apple Computer, Inc. in Paris, France and Cupertino, California. From 1985 to 1992, Ms. Spooren worked for Philips Electronics in the Netherlands as External Relations Manager.

     Dr. Bert Van Coile joined the Company in 1989 as Research and Development Manager for Text-to-Speech and currently serves as Senior Vice President of Corporate Research and Development. From 1981 until joining the Company, Dr. Van Coile served in various positions at the Department of Electronics and Information Systems with the University of Ghent.

     Florita Mendez joined the Company as President of the Translation Division with the acquisition of Mendez Translation in September 1996 and has served as Senior Vice President of the Company since January 1997. Ms. Mendez became President of the Speech and Language Consulting and Services Division in January 1999. Ms. Mendez served Mendez Translations as its Chief Executive Officer from September 1979 to 1996 and as a Managing Director and its President from 1980 until the merger of Mendez with the Company in 1996.

     John Duerden was appointed Chief Operating Officer and President of Lernout & Hauspie Industries upon our acquisition of Dictaphone Corporation in May 2000. Prior to that, Mr. Duerden served as the Chairman, Chief Executive Officer and President of Dictaphone since August 1995. Prior to joining Dictaphone, Mr. Duerden held various positions with Reebok International Limited, most recently as Joint President and Chief Operations Officer of the Reebok Brands division from October 1994 to February 1995 and including serving as a Director of Reebok International Limited from June 1991 until April 1995. Mr. Duerden has been a limited partner of Stonington Partners, L.P. since February 1997. Mr. Duerden is a director of Sunglass Hut International, Inc.

     Joseph D. Skrzypczak has served as the Chief Operating Officer and Chief Financial Officer of Dictaphone Corporation since October 1998. Since August 1995, Mr. Skrzypczak served as a Director of Dictaphone Corporation and since May 1994, he held various executive positions with Dictaphone Corporation. Mr. Skrzypczak is a Certified Public Accountant.

     John Seo has recently been appointed as the President of the L&H Enterprise and Telephony Division of the Company. Mr. Seo previously was the founder and President of BUMIL Information and Communication Inc., which was acquired by us in September 1999. Prior to founding BUMIL in 1992, he was a director of the Strategic Planning Department for LG Electronics.

     Dirk Cauwelier has served as a director of the Company since May 1997. Mr. Cauwelier has worked as an attorney in private practice based in Poperinge, Belgium since 1982.

     Fernand Cloet has served as a director of the Company since 1992. Mr. Cloet was the founder and managing director of Cloet Animal Feed Mills until 1990 and has served as the managing director of Tack N.V., a wood construction concern, since 1990. Mr. Cloet is also a director of Flanders Language Valley Fund Management N.V. and of the FLV Fund.

     Jan Coene has served as a director of the Company since May 1997. Since 1984, Mr. Coene has served the ABB Group, an engineering services provider, in various capacities and is currently the President of ABB Service Worldwide.

     Marc G.H. De Pauw has served as a director of the Company since June 1995. Since September 1994, Mr. De Pauw has been the general manager of National Investment Corporation, an industrial holding company controlled by Ackermans & van Haren N.V., a holding company quoted on the Brussels Stock Exchange. He served as the director of National Investment Corporation from 1985 to 1994. Mr. De Pauw is a professor of public finance at Erasmus University in Brussels.

     Hubert Detremmerie has served as a director of the Company since March 1995. From 1955 until his retirement in March 1995, Mr. Detremmerie served BACOB Bank in various capacities, most recently as chairman of its managing board. Mr. Detremmerie serves as a member of the Advisory Board to the Ministry of Finance for Financial Institutions and Markets, the Council of Labor, the King Boudewijn Foundation, and the National Counsel for the Cooperation Among Labor, Business and Government.

     Albert J. Fitzgibbons III was elected to the Board of Directors in June 2000, pursuant to his nomination by Stonington Holdings. Since 1993, Mr. Fitzgibbons has been a Partner and a Director of Stonington Partners, Inc., a private investment firm and since 1994 he has been a Partner and a Director of Stonington Partners, Inc. II, the general partner of Stonington Partners, L.P., the general partner of Stonington Capital Appreciation Fund 1994, L.P which held approximately 96% of the outstanding capital stock of Dictaphone Corporation until its acquisition by the Company on May 5, 2000. Mr. Fitzgibbons has also been a Director of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co., since 1988. Mr. Fitzgibbons is also a Director of Burns International Services Corporation, Merisel, Inc. and United Artists Theatre Circuit, Inc.

     Roel Pieper was elected as Vice Chairman of the Board of Directors in June 2000. Mr. Pieper serves as a part-time employee to the Company. Since 1999, Mr. Pieper has been a General Partner of Insight Capital Partners, an investment firm in New York focussed on e-commerce and e-business opportunities both in the U.S. and in Europe. Prior to that, Mr. Pieper served for one year as Executive Vice President of Royal Philips Electronics N.V., where he was also a member of the board of directors. From 1996 to 1998, Mr. Pieper served as President and CEO of Tandem Computers until Tandem was acquired by Compaq Computer Corporation. Mr. Pieper was Senior Vice President, responsible for worldwide sales and marketing, at Compaq for six months prior to joining Royal Philips. From 1993 to 1996 Mr. Pieper served as President and CEO of UB Networks, a subsidiary of Tandem Computers. Mr. Pieper also serves on the Board of Directors of Computer Associates, General Magic, RingRosa and Quokka Sports.

     Erwin Vandendriessche served as a director of the Company from 1990 to 1994, in his individual capacity and, since January 1994, as the representative of RVD Securities N.V., a financial advisory company. Mr. Vandendriessche currently serves as Director of Finance and Business Development of European Datacomm N.V., a satellite telecommunications provider. Prior to joining that company, he was the Chief Financial Officer of ICOS Vision Systems Corporation N.V. from 1997 to August 1999. He previously has served as a Vice President, head of corporate finance, in the corporate finance department of Rabobank Belgie, a branch of Rabobank Nederland and, prior to that, was in the corporate finance department at Indosuez Bank Belgie N.V.

     Alex Vieux has served as a director of the Company since May 1997. Mr. Vieux is the chairman of DASAR Inc. an information technology exhibition production company, which he founded in 1989. Mr. Vieux serves on the board of directors of Tandem Computer and as a special advisor to the French Minister of Industry. Formerly a business correspondent in the United States for the French daily, Le Monde, from 1985 to 1991, he taught economics at the Universite de Paris-La Sorbonne from 1981 to 1984 and worked as a consultant for Andersen Consulting from 1982 to 1985.

     Gerard van Acker has served as a director of the Company since May 1998. Mr. van Acker was a former lecturer at Free University of Brussels (V.U.B.) and special lecturer on financial and economic law at PHIBA (Antwerp, Belgium). Mr. van Acker worked as Chief of Staff to the Chairman of the National Council for Economic Affairs (1969-1972), First Deputy to the Bureau of Planning of Belgium (1972-1978), Chief of Staff of the Vice Prime Minister and Minister for Economic Affairs of Belgium (1978-1980). Since 1980 he has served as President-C.E.O. of G.I.M.V. (Investment Company for Flanders). Mr. van Acker serves as a member of the Board of Directors for Barco, Covas International, Pauwels Group, Telenet, Domus Flandria, F.L.V.F.

     Bernard Vergnes has served as a director of the Company since May 1998. Mr. Vergnes was named in July 1997 to the position of Chairman--Microsoft Europe. Prior to taking on the role of Chairman, Mr. Vergnes lead Microsoft's European operations as President from 1990 to 1997. Mr. Vergnes joined Microsoft in 1983 as General Manager and founder of the French subsidiary, was promoted to Vice-President, Europe, in 1990, and to President of Microsoft Europe and Senior Vice President, Microsoft corporation, in 1992.

     Francis Vanderhoydonck has served as a director of the Company since May 1999. Mr. Vanderhoydonck has served as President and Managing Director of L&H Investment Company N.V. since its inception in 1998. Prior to joining Lernout & Hauspie Investment Company, Mr. Vanderhoydonck served at Generale Bank since 1986 where he was head of Corporate & Investment Banking from 1995 to 1998. Mr. Vanderhoydonck was an assistant professor at the University of Brussels from 1981 to 1985. Mr. Vanderhoydonck serves as a non-executive director at Ubizen N.V. and The Capital Markets Company, as well as several of the companies in L&H Investment Company's portfolio.

     Our officers serve at the discretion of the Board of Directors. All of our directors have been elected to serve until the 2001 Annual Meeting of Stockholders and are serving for terms ranging from one to six years.

     Our Restated Articles of Incorporation currently provide that there shall be a maximum of 17 directors on our Board of Directors consisting of:

     (i) nine directors elected from candidates nominated thereto by "L&H Holding N.V.", an entity controlled by Messrs. Jo Lernout and Pol Hauspie, managing directors of the Company as long as entities controlled by Messrs. Lernout and Hauspie (the "L&H Holding Control Group") hold, directly or indirectly, at least 10% of the outstanding shares of the Company;

     (ii) one director elected from a list of candidates proposed by GIMV as long as it owns at least 3.33% of the outstanding shares of our common stock;

     (iii) one director elected from a list of candidates nominated by Microsoft, so long as Microsoft continues to beneficially own directly or indirectly 3,867,224 shares of Common Stock; and

     (iv) three directors elected from candidates proposed by any stockholder.

     If the percentage ownership of the L&H Holding Control Group drops below 10% of the shares of our common stock, then L&H Holding would have the right to nominate candidates for the appointment of one director for each block of one and one-half percent which the L&H Holding Control group owns.

     The following directors were elected pursuant to the designation of L&H Holding, Luxembourg International Finance ("LIF") and GIMV, respectively, in accordance with our Restated Articles of Association as follows: L&H Holding--Jo Lernout, Pol Hauspie, Nico Willaert, Fernand Cloet, Marc G.H. De Pauw, Hubert Detremmerie, Dirk Cauwelier and Francis Vanderhoydonck (elected in 1999);
LIF--RVD Securities N.V.; GIMV--Gerard Van Acker (re-elected in 1999). LIF no longer has the right to designate nominees for election to the Board of Directors. Albert J. Fitzgibbons III was elected to the Board pursuant to the nomination of Stonington Holdings which has the contractual rights to nominate one director, for whom the L&H Holding Control Group has agreed to vote, for a five year period so long as Stonington or its affiliates owns at least 55% of the shares acquired by it in the Dictaphone merger.

     Our stockholders recently approved modifications to our Restated Articles of Incorporation which, among other things, increased the number of our directors from 14 to 17 and provided that the Chief Executive Officer will automatically be nominated for appointment as director by the Board of Directors itself.

     The Board of Directors has an Audit Committee and a Compensation Committee. The functions performed by the Audit Committee include reviewing the scope of internal controls and reviewing the implementation by management of recommendations made by the statutory auditor. The Compensation Committee determines salaries, grants and awards under incentive plans, benefits and overall compensation for our officers.

Citizenship of Officers and Directors; No Family Relationships

     All of our directors are Belgian citizens, except Alex Vieux and Bernard Vergnes, who are French citizens, Roel Pieper, who is a Dutch citizen and Albert Fitzgibbons, who is a U.S. citizen. There are no family relationships among any of our directors.

Key Employees

     The following individuals are our key employees as of the date of filing of this Report:

     Gary Blenis serves as the President of Worldwide Customer Support Operations of the Company. Mr. Blenis joined the Company in April 1998 as Senior Director of Services and Quality for the Dictation Division. In June 1999 he was promoted to Corporate Vice President of Operations. Prior to his tenure at the Company, Mr. Blenis was employed by Cisco Systems, Motorola Inc. and Digital Equipment Corporation in similar capacities.

     Patrick De Schrijver has recently been appointed the President of our Automotive Systems Division. Mr. De Schrijver joined the Company in January 1991 as Corporate Counsel and served as Vice President Legal-Belgium from October 1993 to January 1999 when he became Senior Vice President and President of the Speech and Language Technologies and Solutions Division. From 1989 to 1991, Mr. De Schrijver served as legal and tax advisor with the accounting firm of BDO Binder.

     Ronald A. Elwell has recently been appointed President of Call Recording Systems for the Company. Since October 1998, Mr. Elwell has served as Senior Vice President and General Manager, Communications Recording Systems and International Operations of Dictaphone Corporation until its acquisition by the Company in May 2000. Mr. Elwell first joined Dictaphone Corporation in 1983, where he has held various positions, including Senior Vice President and General Manager, Communications Recording Systems from October 1997 to October 1998.

     Allan Forsey joined the Company in August 1999 as Senior Vice President of Finance and Strategic Planning. Prior to joining the Company, Mr. Forsey was the Vice President of Finance for The Learning Company from March 1997 to August 1999. Prior to his tenure at The Learning Company, Mr. Forsey was with Colgate Palmolive Company for eight years where he held several key positions in finance. Mr. Forsey is a Chartered Accountant.

     Daniel P. Hart has recently been appointed Senior Vice President and General Counsel of the Company. Since October 1997, Mr. Hart has served as Senior Vice President and General Counsel of Dictaphone Corporation until its acquisition by the Company in May 2000. Mr. Hart served as Vice President, General Counsel of Dictaphone Corporation from November 1995 to October 1997.

     Robert G. Schwager has recently been appointed President of Healthcare Solutions for the Company. Since October 1998, Mr. Schwager has served as Senior Vice President and General Manager, Voice Systems of Dictaphone Corporation until its acquisition by the Company in May 2000. Mr. Schwager first joined Dictaphone Corporation in 1983, where he has held various positions, including Senior Vice President and General Manager, Integrated Health Systems from October 1997 to October 1998 and Vice President and General Manager, Integrated Health Systems from August 1997 to October 1997.

     John Shagoury has recently been appointed the President of the Applications Division of the Company. Since June 1998, Mr. Shagoury served as the Chief Operating Officer of Dragon Systems, and since December 1998 he served as the President and a Director of Dragon, until its acquisition by the Company in June 2000. Prior to joining Dragon, Mr. Shagoury served in various positions at Corporate Software & Technology,Inc., most recently as President, North America.

     Anatoly Tikhman joined the Company as President of Dictation in September 1998 and has served as President of the Transcription Services Division (iChart) since its inception in January 1999. Prior to joining the Company, Mr. Tikhman founded and served as president and chief executive officer of several technology-related companies, including TikSoft LLC, a developer and marketer of speech and language technology products that the Company acquired in September 1998. Mr. Tikhman also previously served as president and chief executive officer of Vertisoft Systems, a leading software utility provider. Vertisoft products included the DoubleDisk, Zip-It, Remove-It, Fix-It and Partition-It.

     Bert Vermeiren joined the Company as Corporate Vice President of Human Resources in September 1998. Prior to joining L&H, Mr. Vermeiren was Human Resources Manager at IBM Computer Corporation, in charge of the Human Resources Department in its Belgian and Luxembourg based operations.


                        Item 11. EXECUTIVE COMPENSATION

     In 1999, the aggregate cash compensation that we paid or accrued for our officers as a group (twelve persons) was approximately $3.25 million, including certain automobile benefits and approximately $4,000 in contributions to our 401(k) plan on behalf of officers based in the United States.


Executive Compensation

Summary Compensation Table

         The following table sets forth information concerning the compensation during the last three fiscal years of our Chief Executive Officer and our four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 for services in all capacities to us during the last fiscal year (the "named executive officers").

                                            Annual Compensation                                  Long-Term Compensation
                                            -------------------                                  ----------------------
Name and                      Fiscal                                Other Annual        Securities Underlying       All Other
Principal Position             Year   Salary ($)     Bonus ($)    Compensation ($)(1)        Options  (#)        Compensation ($)(2)
-----------------------       -----   -----------------------------------------------   --------------------------------------------
Gaston Bastiaens              1999      $250,558      $150,000            --                    --                    $2,000
President and CE.             1998      $258,816      $150,000            --                    --                    $2,000
                              1997      $251,865      $150,000            --                    --                      --

Jo Lernout                    1999      $425,000         --            $93,635                  --                      --
Co-Chairman of the            1998         (4)           --            $76,081                  --                      --
Board and Managing Director   1997         (4)           --            $48,440                  --                      --

Pol Hauspie                   1999      $425,000(3)      --            $63,702                  --                      --
Co-Chairman of the            1998         (4)           --            $57,934                  --                      --
Board and Managing Director   1997         (4)           --            $38,604                  --                      --

Nico Willaert                 1999      $425,000         --            $41,560                  --                      --
Vice Chairman and             1998         (4)           --            $42,023                  --                      --
Managing Director             1997         (4)           --            $26,024                  --                      --

Anatoly Tikhman(5)            1999      $210,000      $105,000            --                    --                      --
Senior Corporate              1998      $ 54,156         --               --              650,000 shares                --
Vice President and            1997         --            --               --                    --                      --
President, Speech and
Language Applications
Division

------------------
(1) The amounts reported in this column consist of the total cost to the Company of a car and driver which the Company provides for the use of each of Messrs. Lernout and Hauspie, and a car provided for the use of Mr. Willaert, although, in each case, this transportation is primarily used for Company business.
(2) The amounts reported in this column consist of employer contributions to the Company's Section 401(k) retirement plan.
(3) This amount was paid to Sarabo N.V., an entity owned by Mr. Hauspie which provided management services to us pursuant to a Services Agreement.
(4) In 1997 and 1998 we paid $1,200,000 and $900,000, respectively, to Oldco NV, an entity owned by LEHA, for management services and financing and strategic financial management services provided by Messrs. Lernout, Hauspie and Willaert through Oldco. Oldco NV provided these services to us pursuant to a Management Agreement which expired in October 1998.
(5)  Mr. Tikhman joined L&H on September 9, 1998.

There were no stock options granted to our named executive officers during the fiscal year ended December 31, 1999.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended December 31, 1999 and the fiscal year-end value of unexercised options for our named executive officers.

                                                                    Number of
                                                               Securities Underlying           Value of Unexercised
                                                                Unexercised Options           In-the-Money Options at
                         Shares Acquired        Value          at Fiscal Year-End  (#)        Fiscal Year-End ($)(1)
Name                     on Exercise (#)     Realized ($)    Exercisable / Unexercisable     Exercisable/Unexercisable
---------                ---------------     ------------    ----------------------------    -------------------------
Gaston Bastiaens                 --              --              1,080,000  /   --             $20,583,612  /  $0-
Jo Lernout                       --              --              --         /   --             --           /  --
Pol Hauspie                      --              --              --         /   --             --           /  --
Nico Willaert                    --              --              --         /   --             --           /  --
Anatoly Tikhman                  --              --                438,500  /   211,500         $3,935,538  /  $1,898,213

-------------------
(1) Based upon the $23.125 closing market price of our common stock as reported on the Nasdaq National Market on December 31, 1999 minus the respective option exercise price.

Employment Agreements

     In September 1996 we entered into an Employment Agreement with Gaston Bastiaens, the President and Chief Executive Officer of the Company. The Agreement provides that Mr. Bastiaens will be entitled to a minimum base salary of $250,000 per year, plus a target bonus of $150,000 per year, to be based upon his achievements under the Company's Management by Objective Plan, as then in effect. He shall also be entitled to participate in all benefit programs as may from time to time be available to the Company's U.S. employees. In addition, upon entering into the Agreement, we granted Mr. Bastiaens an option to purchase 1,200,000 shares of common stock of the Company. The Agreement is terminable by either party upon 30 days' written notice, provided, however, if Mr. Bastiaens's employment is terminated by the Company without cause, he will be entitled to continue to receive his base salary and medical benefits for a one year period. The Agreement also prohibits Mr. Bastiaens from competing with the Company during the term of his employment and for a period of two years thereafter.

     In September 1998 we entered into an Employment Agreement with Anatoly Tikhman, currently President of the Transcription Services Division (iChart) of the Company. The Agreement provides that Mr. Tikhman will be entitled to a minimum base salary of $210,000 per year, plus a target bonus of $105,000 per year, to be based upon his achievements under the Company's Management by Objective Plan, as then in effect. He shall also be entitled to participate in all benefit programs as may from time to time be available to the Company's U.S. employees. In addition, upon entering into the Agreement, we granted Mr. Tikhman an option to purchase 650,000 shares of common stock of the Company. If Mr. Tikhman's employment is terminated during the first two years of his employment by him for cause or by the Company without cause, he will be entitled to receive the salary, bonus and other compensation which would have been paid to him during the remainder of the term as a severance payment. Following the first two years of his employment, the Agreement is terminable by either party upon 30 days' written notice. The Agreement also contains assignment of employee inventions and non-disclosure provisions and prohibits Mr. Tikhman from competing with the Company during the term of his employment and for a period of two years thereafter or one year in the case of his termination by the Company without cause.

Services Agreement

     The services of our Co-Chairman and Managing Director, Pol Hauspie, are provided under a Services Agreement, dated January 1999, between the Company and Sarabo N.V., which is controlled by Mr. Hauspie. Under the terms of the Services Agreement, Sarabo, through Mr. Hauspie, provides management services to the Company for an indefinite term. In 1999, we paid approximately $425,000 to Sarabo under the Services Agreement. We do not pay any additional compensation to Mr. Hauspie other than reimbursement of expenses and the use of Company cars.

Compensation Committee Interlocks and Insider Participation

     Decisions regarding executive compensation are made by the Compensation Committee of our Board of Directors, which is composed of Fernand Cloet, RVD Securities N.V., represented by Erwin Vandendriessche, Bernard Vergnes and Francis Vanderhoydonck. The Compensation Committee also administers our Management by

Objective Plan, our stock option plans and our 401(k) Plan. None of the members of the Compensation Committee has ever been an officer or employee of L&H or any of our subsidiaries.

Stock Plans

     1993 Restricted Stock Purchase Plan. In August 1993, we adopted the 1993 Restricted Stock Purchase Plan (the "1993 Plan"). Under the 1993 Plan, our U.S. subsidiary, Lernout & Hauspie Speech Products USA, Inc., is authorized to sell up to 3,300,000 shares of its nonvoting Class B common stock (the "U.S. Class B Stock") to our employees, advisors and consultants, including officers and directors. Participants are required to pay us a portion of the fair market value of the shares upon issuance and the balance of the purchase price is payable pursuant to a nonrecourse promissory note. The shares of U.S. Class B Stock sold under the 1993 Plan are sold through and held by a trust (the "1993 Plan Trust"). Upon the vesting and receipt by the 1993 Plan Trust of payment in full for shares of U.S. Class B Stock, the 1993 Plan Trust exchanges such shares of U.S. Class B Stock for an equal number of shares of our common stock, which are then distributed to participants.

     We had made grants under the 1993 Plan covering 3,300,000 shares of common stock (net of terminations) with exercise prices ranging from $0.62 to $2.50 per share. The grants vested at varying vesting rates and generally had to be exercised or forfeited not more than five years from the date of grant. As of June 20, 2000, all options issued under the 1993 Plan which were not yet exercised have expired and no options remain to be granted.

     1994 Time Accelerated Restricted Stock Option Plan. In January 1994, we adopted the 1994 Time Accelerated Restricted Stock Option Plan (the "TARSOP "). A total of 6,060,000 shares of common stock are authorized to be issued under the TARSOP.

     As of June 20, 2000, we had granted options under the TARSOP to purchase a total of 6,060,000 shares of common stock (net of terminations) to certain of our executive officers and key employees at a price of $1.75 per share with a vesting schedule of four to ten years. The vesting schedule is based upon our achieving certain performance objectives periodically set by our Compensation Committee. As of June 20, 2000, options issued under the TARSOP covering 771,274 shares remained outstanding.

     The options under the TARSOP have been issued to a Netherlands foundation (the "Foundation") formed for the purpose of administering the TARSOP. The Foundation holds and exercises the TARSOP options at the instructions and for the benefit of the TARSOP participants in accordance with the terms of the award and the TARSOP.

     1995 Restricted Stock Option Plan. In September 1995, we adopted the 1995 Restricted Stock Option Plan (the "1995 Plan"). The 1995 Plan is administered by our Compensation Committee. Under the 1995 Plan, we are authorized to issue options to purchase up to an aggregate of 6,000,000 shares of common stock. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee. At the discretion of the Compensation Committee, options under the 1995 Plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in the 1995 Plan. As of June 20, 2000, we had granted options to purchase 6,000,000 shares of common stock under the 1995 Plan, of which options to purchase 1,908,384 shares remained outstanding as of that date.

     1997 Restricted Stock Option Plan. In April 1997, we adopted the 1997 Restricted Stock Option Plan (the "1997 Plan"). The 1997 Plan is administered by our Compensation Committee. Under the 1997 Plan, we are authorized to issue options to purchase up to an aggregate of 4,800,000 shares of common stock. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee. At the discretion of the Compensation Committee, options under the 1997 Plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in the 1997 Plan. As of June 20, 2000, we had granted options to purchase 4,800,000 shares of common stock under the 1997 Plan, of which options to purchase 2,195,341 shares remained outstanding as of that date.

     1998 Option Plan for Employees of Acquired Companies. In March 1998, our Board of Directors adopted a stock option plan for employees of certain companies acquired by the Company. This plan is administered by our

Compensation Committee. Under this plan, we are authorized to issue options to purchase up to an aggregate of 2,630,000 shares of common stock. At the discretion of the Compensation Committee, options under this plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in this plan. As of June 20, 2000, we had granted options to purchase 2,343,934 shares of common stock to employees of our subsidiaries under this plan, of which options to purchase 1,788,542 shares remained outstanding as of that date.

     1998 Restricted Stock Option Plan. Our stockholders approved the 1998 Restricted Stock Option Plan in May 1998. The plan is administered by our Compensation Committee. Under this plan, we are authorized to issue options to purchase up to an aggregate of 3,000,000 shares of common stock. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, would include restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee. At the discretion of the Compensation Committee, options under this plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in this plan. As of June 20, 2000, we had granted options to purchase 3,000,000 shares of common stock under the 1998 Plan, of which options to purchase 2,306,349 shares remained outstanding as of that date.

     1999 Restricted Stock Option Plan. In May 1999, our Board of Directors adopted a stock option plan for employees of certain companies acquired by the Company. This plan is administered by our Compensation Committee. Under this plan, we are authorized to issue options to purchase up to an aggregate of 2,800,000 shares of common stock. At the discretion of the Compensation Committee, options under this plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in this plan. As of June 20, 2000, we had granted options to purchase 2,800,000 shares of common stock to employees of our subsidiaries under this plan, of which options to purchase 2,180,927 shares remained outstanding as of that date.

     2000 Stock Option Plan for Employees of Acquired Companies. On May 5, 2000, our Board of Directors adopted a stock option plan for employees of certain companies acquired by the Company. This plan is administered by our Compensation Committee. Under this plan, we are authorized to issue options to purchase up to an aggregate of 3,394,000 shares of common stock. At the discretion of the Compensation Committee, options under this plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in this plan. As of June 20, 2000, we had granted options to purchase 2,254,000 shares of common stock to employees of our subsidiaries under this plan, of which options to purchase 1,090,000 shares remained outstanding as of that date.

     2000 Restricted Stock Option Plan. In June 2000, our stockholders approved the 2000 Restricted Stock Option Plan. This plan is administered by our Compensation Committee. Under this plan, we are authorized to issue options to purchase up to an aggregate of 3,000,000 shares of common stock. At the discretion of the Compensation Committee, options under this plan may be issued to the Foundation or similar entity formed for the purpose of holding the options on behalf of the participants in this plan. As of June 20, 2000, we had not yet granted any options under this plan.

     Dragon Stock Option Plans. On June 7, 2000, we acquired Dragon Systems, Inc. through its merger with and into one of our wholly-owned subsidiaries. In connection with the acquisition, we converted the outstanding options granted to the Dragon Systems employees into options to acquire our common stock with a weighted average exercise price of $20.15 per share. Our Board of Directors adopted the 1994 Dragon Rollover Stock Option Plan, the 1999 Dragon Rollover Stock Incentive Plan and the UK Dragon Rollover Company Share Option Plan under which these outstanding options had been issued. These plans are administered by our Compensation Committee. As of June 20, 2000, options to purchase 1,647,113 shares of our common stock remained outstanding under these plans. We do not intend to grant additional options to purchase shares of common stock under these plans in the future.


Outstanding Options

         At June 20, 2000, we had outstanding options to purchase an aggregate of 14,047,930 shares of common stock. Of the outstanding options at June 20, 2000, options to purchase 13,887,930 shares were outstanding under the 1993 Plan, the TARSOP, 1995 Plan, the 1997 Plan, the 1998 Option Plan for Acquired Companies, the 1998

Plan, the 1999 Plan, the 2000 Option Plan for Acquired Companies, the 2000 Plan and the Dragon Stock Option Plans (the "Plans") and are exercisable at prices ranging from $1.258 to $59.058 per share. Other than options issued under the Plans, there were 160,000 outstanding stock options which were issued on March 20, 1998, expire on March 19, 2003 and have an exercise price of $6.91.


Limitation of Officers' and Directors' Liability; Indemnification Agreements

     Under Belgian law, directors and the statutory auditor may be liable for damages to us, a trustee in bankruptcy and third parties in case of improper performance of their duties, violation of our Restated Articles of Association or the Companies Act, or tortious misconduct. Under certain circumstances, directors may also be criminally liable. One or more stockholders holding at least one percent of our common stock (approximately 1,410,000 shares) or holding shares representing a fractional value in our capital of at least BEF
50.0 million can, under certain conditions provided in the Companies Act, sue the directors and the statutory auditor derivatively on behalf of us.

     A simple majority of the stockholders at a duly convened stockholders meeting may discharge directors and the statutory auditor from liability to us relating to the performance of their respective duties after the presentation of a management report and the annual accounts by our directors and presentation of the statutory auditors' report to our stockholders. This discharge prohibits stockholders from bringing derivative suits on behalf of us on such grounds. A general discharge of director or auditor liability does not relieve such persons from liability to third parties or for violations of the Companies Act or the Restated Articles of Association. Violations of the Restated Articles of Association may only be discharged if specifically identified by the stockholders. Notwithstanding a general discharge, directors and auditors may be held liable for willful misconduct and fraud in the performance of their duties for us.

     Our Restated Articles of Association include provisions permitting us to indemnify our directors and officers to the fullest extent permitted by Belgian law. We plan to enter into an indemnification agreement with each of our directors, future directors and certain of our officers. Generally, each indemnification agreement attempts to provide the maximum protection permitted by Belgian law with respect to the indemnification of the director or officer. The indemnification agreements will provide that we will pay certain amounts incurred by a director or officer in connection with any civil or criminal action or proceeding (excluding actions by us or in our name) i.e. derivative suits) where the individual's involvement is by reason of the fact that he is or was a director of officer. Such amounts include, to the maximum extent permitted by law, attorneys fees, judgments, civil or criminal fines, settlement amounts and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, a director or officer will not receive indemnification if he is found not to have acted in good faith in the reasonable belief that his action was in our best interest.

     We also maintain directors' and officers' liability insurance.


     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information as of June 8, 2000 with respect to the beneficial ownership of our common stock of each director, each named executive officer in the Summary Compensation Table under "Compensation of Directors and Officers -- Executive Compensation," below, all executive officers and directors as a group, and each person known by us to be the beneficial owner of 5% or more of our common stock. This information is based upon information received from or on behalf of the named individuals.

                                                  Beneficial Ownership (1)
                                                  ------------------------
   Name of Beneficial Owner             Number of Shares         Percent of Common Shares
   ------------------------             ----------------         ------------------------

Pol Hauspie (2)                            43,667,068                    30.24%
c/o Lernout & Hauspie Speech
Products N.V.
Flanders Language Valley 50
8900 Ieper
Belgium

Jo Lernout (2)                             43,667,208                    30.24%
c/o Lernout & Hauspie Speech
Products N.V.
Flanders Language Valley 50
8900 Ieper
Belgium

L & H Holding Control Group (2)            43,667,208                    30.24%
c/o Lernout & Hauspie Speech
Products N.V.
Flanders Language Valley 50
8900 Ieper
Belgium

Stonington Holdings, L.L.C. (3)             9,064,329                     6.39%
c/o Stonington Partners, Inc.
767 Fifth Avenue, 48th Floor
New York, NY 10153

Albert J. Fitzgibbons III (4)               9,064,329                     6.39%
c/o Stonington Partners, Inc.
767 Fifth Avenue, 48th Floor
New York, NY 10153

Microsoft Corporation                       7,515,124                     5.29%
One Microsoft Way
Redmond, WA 98052

Dirk Cauwelier (5)                              3,780                       *
Fernand Cloet                                     140                       *
Jan Coene                                          --                      --
Marc G. H. De Pauw                                 --                      --
Hubert Detremmerie                                400                       *

Roel Pieper                                   100,000                       *
R.V.D. Securities (6)                          15,000                       *
Alex Vieux (7)                                160,000                       *
Gerard van Acker                                   --                      --
Bernard Vergnes                                    --                      --
Francis Vanderhoydonck                             --                      --

Gaston Bastiaens(8)                         1,231,000                       *
Nico Willaert                                      --                      --
Anatoly Tikhman (9)                            88,500                       *

All directors and executive officers       46,664,973                    31.80%
as a group (23 persons)(2)(10)

_____________________________

*Less than one percent.

(1) Unless otherwise noted, to our knowledge each person identified possesses sole voting and investment power with respect to the shares listed.

(2) Jo Lernout and Pol Hauspie, Managing Directors of the Company, control the L&H Holding Control Group which is comprised of LEHA, a Netherlands foundation, L&H Holding N.V., Oldco N.V., L&H Investment Company N.V., and L&H Holding III S.A. L&H Holding beneficially owns (i) 12,744,000 shares of common stock and (ii) 650,262 shares of common stock issuable upon conversion of the Convertible Subordinated Notes owned by it. Oldco beneficially owns 6,303,588 shares of common stock. Holding III beneficially owns 3,305,396 shares of common stock. Messrs. Lernout and Hauspie each hold 140 shares personally. The holdings of each of Messrs. Lernout and Hauspie and the L&H Holding Control Group also include (i) 9,064,329 shares of our common stock which were issued as consideration for the Dictaphone merger because the Stonington Fund has assigned certain voting rights to all the shares it acquired in the merger for so long as it holds the shares by agreeing to hold the shares through an entity controlled by Messrs. Lernout and Hauspie, (ii) 9,807,489 shares of our common stock which were issued to the principal stockholders of Dragon as consideration for the Dragon merger because these stockholders have assigned certain voting rights to all the shares they acquired in the merger for so long as they hold the shares by agreeing to hold the shares through entities controlled by Messrs. Lernout and Hauspie, and (iii) the securities acquired by Intel Atlantic which are exchangeable on and after November 5, 2000 into shares of our Automatically Convertible Stock held by a trust on behalf of Intel, as to which the voting rights, which are equivalent to the voting rights of 1,791,864 shares of our common stock, are controlled by Messrs. Lernout & Hauspie, which securities they are deemed to beneficially own. Members of the L&H Holding Control Group have entered into forward sale contracts with unaffiliated investment funds that require them to transfer, on August 31, 2001 (or an earlier date on the occurrence of certain events), a certain number of shares of common stock, ranging from 2,909,092 to 9,600,000 shares, depending upon the fair market value of the shares on the date of transfer. L&H Holding has pledged 660,000 shares of common stock to secure certain indebtedness. Oldco and Holding III have pledged 9,600,000 shares to secure their forward sales obligations.

(3) Stonington Holdings, L.L.C. is an entity in which the Stonington Fund is the sole Class A Member and which is controlled by Messrs. Lernout and Hauspie as described in footnote (2) above.

(4) Mr. Fitzgibbons's holdings consist of 9,064,329 shares of our common stock held by Stonington Holdings, LLC. Mr. Fitzgibbons is a limited partner of Stonington Partners, L.P., and a director of Stonington Partners, Inc. II, the general partner of Stonington Partners, L.P., the general partner of the Stonington Fund which is the sole Class A Member of Stonington Holdings. Mr. Fitzgibbons disclaims beneficial ownership of the shares held by Stonington Holdings.

(5) Mr. Cauwelier's holdings include 3,600 shares of common stock held jointly with two other individuals.

(6) These shares are held by Mr. Erwin Vandendriessche, the representative of RVD Securities on the Board of Directors.

(7) Mr. Vieux holdings consist of currently exercisable options to purchase 160,000 shares of common stock.

(8) Mr. Bastiaens' holdings include currently exercisable options to purchase 1,080,000 shares of common stock. Mr. Bastiaens' holdings do not include shares held by Holding III, a corporation of which he is a 27.7% stockholder. Mr. Bastiaens disclaims beneficial ownership of the shares held by Holding III.

(9) Mr. Tikhman's holdings consist of currently exercisable options to purchase 88,500 shares of common stock.

(10) Includes options to purchase 2,343,316 shares of common stock issued pursuant to our employee stock option plans at exercise prices ranging from $1.258 to $59.058 per share which are currently exercisable or exercisable within 60 days from June 8, 2000.


            Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

L&H Holding Control Group

     Messrs. Jo Lernout and Pol Hauspie, individually and through the L&H Holding Control Group, as of June 8, 2000, beneficially own 43,667,208 shares or approximately 30.24% of the outstanding shares of our common stock. The L&H Holding Control Group owns 23,003,526 shares of common stock controlled by Messrs. Lernout and Hauspie through corporations controlled by Messrs. Lernout and Hauspie and LEHA, a Netherlands foundation ("LEHA"), consisting of L&H Holding N.V., Oldco N.V., L&H Investment Company N.V. and L&H Holding III S.A. The L&H Holding Control Group is also deemed to beneficially own (i) 9,064,329 shares of our common stock which were issued as consideration for the Dictaphone merger because the Stonington Fund has assigned certain voting rights to all the shares it acquired in the merger for so long as it holds the shares by agreeing to hold the shares through an entity controlled by Messrs. Lernout and Hauspie,
(ii) 9,807,489 shares of our common stock which were issued to the principal stockholders of Dragon as consideration for the Dragon merger because these stockholders have assigned certain voting rights to all the shares they acquired in the merger for so long as they hold the shares by agreeing to hold the shares through entities controlled by Messrs. Lernout and Hauspie, and (iii) the securities acquired by Intel Atlantic which are exchangeable at any time into shares of our Automatically Convertible Stock held by a trust on behalf of Intel, as to which the voting rights, which are equivalent to the voting rights of 1,791,864 shares of our common stock, are controlled by Messrs. Lernout & Hauspie. Pursuant to our Restated Articles of Association, so long as the L&H Holding Control Group holds at least 10% of our outstanding voting stock, L&H Holding has the right to nominate a list of candidates for nine of our 17 Directors. Members of the L&H Holding Control Group have entered into forward sale contracts with unaffiliated investment funds that require them to transfer, on August 31, 2001 (or an earlier date on the occurrence of certain events), a certain number of shares of common stock, ranging from 2,909,092 to 9,600,000 shares, depending upon the fair market value of the shares on the date of transfer.

     In connection with the forward sale contracts entered into by certain members of the L&H Holding Control Group, we agreed to provide the purchasers of those shares certain shelf registration rights at the expense of the L&H Holding Control Group. In addition, the L&H Holding Control Group agreed not to approve, propose or vote with respect to (i) any capital increase of the Company by way of a rights offering to our existing shareholders on a pre-emptive basis or (ii) any resolution to pay a cash dividend on the common stock, without the consent of the purchasers.

     In connection with certain of our financing transactions, in 1995 L&H Holding, GIMV and Messrs. Jo Lernout, Pol Hauspie and Nico Willaert became parties to an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") which grants the parties certain registration rights and imposes certain voting requirements regarding the election of directors. Most of the other rights of the parties under the Stockholders Agreement have been incorporated in our Restated Articles of Association.

Strategic Alliance with Microsoft

     On September 10, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a strategic alliance to accelerate development of speech products in multiple languages running on Microsoft Windows platforms. See

"Description of Business -- Strategic Alliances". Mr. Bernard Vergnes represents Microsoft on the Company's Board of Directors. At June 8, 2000, Microsoft held 7,515,124 shares (approximately 5.29%) of our common stock.

     In the event that Microsoft wishes to sell (in one or more related transactions during a 12-month period) more than 200,000 shares of our common stock to any corporation the primary business of which is computer hardware or software in a transaction or transactions effected other than through the Nasdaq National Market or EASDAQ, the Company or its nominee has a right of first refusal (subject to certain conditions) to purchase such shares at the minimum price for which Microsoft is willing to transfer the shares to a third party.

     Microsoft is also a significant customer of the Company; in 1999, we received approximately $30.9 million in revenues from Microsoft.

Services Agreement with Sarabo N.V.

     Since January 1999, we have had a Services Agreement with Sarabo N.V., an entity owned by Pol Hauspie. Under the Agreement, Sarabo N.V. provided management services to us. We paid Sarabo N.V. $425,000 for the year ended December 31, 1999, for services rendered under this agreement. Mr. Hauspie received no other compensation for his services to the Company, other than reimbursement of expenses and the use of Company cars.


L&H Investment Company

     In October 1998, Messrs. Lernout and Hauspie formed L&H Investment Company N.V., the principal purpose of which was to invest in high technology based companies that specialize in speech and language-based products. Messrs. Lernout and Hauspie beneficially own a controlling interest in, and are co-chairmen of, L&H Investment Company. Another one of our directors, Mr. Francis Vanderhoydonck, also serves as President and a Managing Director of L&H Investment Company. We do not have any interest as a stockholder, director or otherwise in L&H Investment Company. In 1999 we recognized a total of $611,000 in revenue from companies in which L&H Investment Company had an investment. The following sets forth transactions since January 1, 1999 and involving more than $60,000 between us and companies in which L&H Investment Company had more than a 10% interest or between us and L&H Investment Company.

     E-DOCS.net. Applied Voice Recognition, Inc., d/b/a e-DOCS.net, is a Texas-based voice recognition and document management company that has licensed technology from us. In 1999, e-DOCS paid us $300,000 under this license, leaving a $350,000 balance due under the license agreement. From December 1998 through March 1999, L&H Investment Company invested a total of $5.0 million in e-DOCS preferred stock and warrants to purchase e-DOCS common stock. In May 1999, L&H Investment Company loaned e-DOCS $1.5 million, and in November 1999, we loaned e-DOCS $2.0 million. Both loans were secured by substantially all of the assets of e-DOCS other than accounts receivable. During 1999, we entered into an agreement with e-DOCS under which e-DOCS agreed to provide us with data and medical context development. We offset the amount due to e-DOCS under this agreement against the $350,000 balance due under our license to e-DOCS. From February 1999 to December 1999, Mr. Jo Lernout, one of our directors, and a Managing Director of L&H Investment Company served as directors of e-DOCS.

     In January 2000, we assigned to L&H Investment Company our $2.0 million loan to e-DOCS. e-DOCS then sold certain of its transcription assets and a warrant to buy 800,000 shares of e-DOCS common stock at $0.37 per share to Lonestar Medical Transcription USA, Inc., a wholly-owned subsidiary of L&H Investment Company, in exchange for cancellation of both loans then held by L&H Investment Company, L&H Investment Company's preferred stock and warrants in e-DOCS and the payment of approximately $800,000. The $800,000 payment, which was loaned by us to Lonestar, was for third party accounts receivable and certain costs relating to the acquired business. At the time of the purchase we also amended our license agreement with e-DOCS to provide e-DOCS with an updated version of our medical dictation software. Shortly after this transaction, L&H Investment Company transferred all of the stock of Lonestar to us for $5.5 million, which represents $7.5 million less the $2.0 million loan we assigned to L&H Investment Company. We received a fairness opinion from an investment banker with respect to the purchase price for Lonestar. In February and April, 2000 we paid L&H Investment Company a total of $2.1 million of the $5.5 million we owed to it in connection with the e-DOCS transaction. As a result, the net amount owed by us to L&H Investment Company is $3.4 million.

     Speech Machines Plc. Speech Machines Plc, is a U.K.-based speech technology company that licensed technology from us. We own 2,255,000 shares of convertible cumulative redeemable preferred stock from Speech Machines, which we acquired in 1998. In January and April 1999, L&H Investment Company invested a total of approximately $3.1 million in Speech Machines. Two of our directors, Jo Lernout and Francis Vanderhoydonck served as directors of Speech Machines from September 1998 and April 1999, respectively through December 1999. In September 1998 we entered into an Authorized Reseller Agreement with Speech Machines, which appointed us as its exclusive distributor in the North America to hospitals, hospital groups and medical transcription companies of Speech Machines' Internet-based transcription service. The agreement required us to pay a minimum of $1.0 million during the first year. We amended this agreement in January 1999. The amendment increased the amount we were required to pay to Speech Machines during the first year to $1.25 million, including a $700,000 payment due in June 1999. In July 1999, we paid $700,000 to Speech Machines under this agreement. Speech Machines paid us $360,000 during 1999 with respect to an outstanding 1998 receivable for its license of our technology.

     SwiftTouch Corporation. SwiftTouch Corporation, formerly known as OmniContract, is a U.S. based company which provides an Internet-based contact management system. In May 1999, L&H Investment Company invested $3.0 million in preferred stock and a warrant to purchase additional preferred stock of SwiftTouch, giving it more than a 10% equity interest in SwiftTouch. In March 1999, we entered into an End-User License Agreement with SwiftTouch pursuant to which SwiftTouch licensed our technology. This Agreement was amended in June 1999 to add additional software to the license. In June 1999, we received the minimum royalty payment of $500,000 due under the Agreement from SwiftTouch.

     Other Transactions. Beginning in January 2000, we have used the part-time services of several directors and consultants of L&H Investment Company. These individuals have performed financial, accounting and strategic planning services for us. One of these individuals, Francis Vanderhoydonck, is a director of the Company. We reimburse L&H Investment Company for a proportion of the compensation L&H Investment Company is required to pay to these individuals based upon the time spent by these individuals on L&H projects. For the first quarter of 2000, we accrued $220,000 for these services.


Certain Other Transactions

     As discussed in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our interests may be in conflict with the interests of a number of entities in which our directors are involved - these conflicts could harm our business", there are relationships between the FLV Fund and some of our directors, including Messrs. Lernout and Hauspie, that could lead to conflicts of interest. However, neither Messrs. Lernout and Hauspie nor any other director or executive officer of Lernout and Hauspie is an executive officer or beneficial owner of 10% of the stock of FLV Fund. Moreover, Messrs. Lernout and Hauspie have advised us that they do not own any of the outstanding capital stock of the FLV Fund.

     In April 1999, we provided a short term bridge loan of approximately $1.6 million to FLV Campus N.V., an affiliate of the S.A.I.L. Trust and an entity for which one of our directors, Fernand Cloet, serves as a director. The purpose of the loan was to support ongoing development and construction projects in the Flanders region of Belgium so as to avoid construction delays. The loan was repaid in December 1999. For a discussion of the S.A.I.L Trust and related matters, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our interests may be in conflict with the interests of a number of entities in which our directors are involved - these conflicts could harm our business".

     In July 1999, we loaned $1.5 million to Florita Mendez, the Senior Corporate Vice President and President of the Speech and Language Consulting and Services Division of the Company. Ms. Mendez repaid this loan, including the 6% interest accrued on the principal amount, in November 1999.

                                    PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements


                                                        Page
                                                        ----
Independent Auditors' Report.........................    F-2

Consolidated Balance Sheets..........................    F-3

Consolidated Statements of Operations................    F-4

Consolidated Statements of Shareholders' Equity......    F-5

Consolidated Statements of Cash Flows................    F-6

Consolidated Statements of Comprehensive Loss........    F-8

Notes to Consolidated Financial Statements...........    F-9


         2     Financial Statement Schedules

     All financial statement schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or the related notes.

      (b) Reports on Form 8-K.

          During the fiscal quarter ended December 31, 1999, we were a foreign private issuer, and therefore, were not required to report on Form 8-K. Instead, we were required to report on Form 6-K. Consequently, we filed the following reports on Form 6-K during the fiscal quarter ended December 31, 1999:

               1. On November 1, 1999, we filed a Form 6-K/A-2 amending our 6-K/A filing dated September 9, 1999 concerning certain unaudited pro forma financial information for the 1999 Second Quarter.

               2. On November 4, 1999, we filed a Form 6-K concerning our 1999 Third Quarter results.

               3. On December 23, 1999, we filed a Form 6-K concerning certain unaudited pro forma financial information for the 1999 Third Quarter.

      (c) The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number
-------

2.01 Agreement and Plan of Merger, dated as of March 7, 2000, by and among the Registrant, Dark Acquisition Corp. and Dictaphone Corporation (filed as Exhibit 2.01 to the Current Report on Form 8-K of the Registrant filed on May 22, 2000).
2.02 Asset Purchase Agreement, dated as of May 19, 1999, between the Registrant, Fonix Corporation and Fonix/ASI Corporation.*
2.03 Stock Purchase Agreement, dated as of September 9, 1999, by and among the Registrant, Bumil Information and Communication Co., Ltd. and Ju-Chul Seo, for the purchase of Bumil Information and Communication Co., Ltd.*
2.04 Assets For Cash Purchase Agreement, dated as of December 22, 1999, and amended on January 20, 2000, between the Registrant and OmniMed Transcription, Inc., certain principal stockholders of OmniMed Transcription, Inc. and L&H Medical Transcription USA, Inc.*
2.05 Asset Purchase Agreement, dated as of May 23, 2000, between the Registrant and Rodeer Systems, Inc.*
2.06 Agreement and Plan of Merger, dated as of March 27, 2000, and Amendment No. 1 dated May 25, 2000 between the Registrant, Dragon Systems, Inc., L&H Holdings USA, Inc. and certain Principal Stockholders of Dragon Systems, Inc. (filed as Exhibit 2.1 and 2.2 to the Current Report on Form 8-K of the Registrant filed on June 22, 2000) (the "June 22, 2000 8-K").*
2.07 Agreement and Plan of Merger, dated July 20, 1998, between the Registrant, Beach Acquisition Corporation and Globalink, Inc. (filed as Exhibit 1 to the Registrant's Amendment No. 1 to its Form 13-D filed August 3, 1998 with respect to Globalink, Inc.).
2.08 Agreement for the acquisition of Dictation Consortium, dated May 29, 1998 (filed as Exhibit 2.16 to the Registrant's Form F-3 filed August 19, 1998 (Registration No. 333-9306)).**
2.09        Agreement for the acquisition of Brussels Translation Group N.V.
            dated June 23, 1999 (filed as Exhibit 2.20 to the Registrant's Form 20-F for the year ended December 31, 1998 (the "1998 Form 20-F")).**
3.01        Restated Articles of Association of Registrant.* **
4.01        Specimen Registered Certificate of Common Stock (filed as Exhibit
            4.01 to the Registrant's Registration Statement on Form F-1, filed November 30, 1995 (Registration No. 33-97928) (the "1995 Form F-1")).
4.02 Specimen Bearer Certificate of Common Stock (filed as Exhibit 4.02 to the 1995 Form F-1).

Exhibit
Number
------

4.03 Description of Capital Stock (included in the Registrant's Restated Articles of Association in Exhibit 3.01).
4.04 Indenture, dated as of November 20, 1996, between the Registrant and United States Trust Company of New York, including form of Note (filed as Exhibit 4.05 to the Registrant's Registration Statement on Form F-3, filed February 18, 1997 (Registration No. 333-6468) (the "1997 Form F-3")).
4.05 Specimen Form of Note (filed as part of Exhibit 4.04 to the Registrant's 1997 Form F-3).
4.06 Registration Rights Agreement, dated as of November 10, 1996, among the Registrant, Lehman Brothers, Inc., Hambrecht & Quist, Cow Agreement and Plan of Merger, dated as of March 7, 2000, by and among the Registrant, Dark Acquisition Corp. and Dictaphone en & Company and Banque Indosuez (filed as Exhibit 4.07 to the Registrant's 1997 Form F-3).
4.07 Share Purchase Agreement between Gesellschaft fur Multilinguale Systeme GmbH and the Registrant (filed as Exhibit 4.11 to the Registrant's Registration Statement on Form F-4, filed May 30, 1997 (Registration No. 333-6982) (the "1997 Form F-4").
4.08 Warrant Agreement between the Registrant and Shoreline Pacific (filed as Exhibit 4.16 to the Registrant's Registration Statement on Form F-3, filed July 21, 1997 (Registration No. 333-7292)).
4.09 Subscription Agreement between the Registrant and Intel Atlantic, Inc. (See Exhibit 10.20)
4.10 Registration Rights Agreement, dated April 14, 1998, relating to sale of Common Stock by L&H Holding Control Group (filed as Exhibit 4.23 to the Registrant's Form 20-F for the year ended December 31, 1997).
4.11 Guarantee Agreement, dated May 27, 1998, between the Registrant and Wilmington Trust Company (filed as Exhibit 4.24 to the Registrant's Form F-3, filed June 9, 1998 (Registration No. 333-8922) (the "1998 Form F-3")).
4.12 Multiple Series Indenture, dated May 27, 1998, between the Registrant and Wilmington Trust Company (filed as Exhibit 4.25 to the 1998 Form F-3).
4.13 First Supplemental Indenture, dated May 27, 1998, between the Registrant and Wilmington Trust Company (filed as Exhibit 4.26 to the 1998 Form F-3).
4.14      Registration Rights Agreement, dated May 27, 1998 (filed as Exhibit
          4.27 to the 1998 Form F-3).
4.15 Amended and Restated Declaration of Trust of the Registrant's Delaware Trust, dated May 27, 1998 (filed as Exhibit 4.28 to the 1998 Form F-3).
4.16 Registration Rights Agreement, dated July 17, 1998, relating to sale of Common Stock by L&H Holding Control Group (filed as Exhibit 2 to the Registrant's Form 6-K filed September 28, 1998).
4.17 Registration Rights Agreement, dated as of May 5, 2000, by and among the Registrant, Stonington Holdings, LLC, Mellon Bank, N.A., as Trustee for the Bell Atlantic Master Trust, Merrill Lynch KECALP, L.P. 1994, John Duerden, Robert G. Schwager, Joseph Skrzypczak, Ronald Elwell, Thomas Hodge, Daniel Hart and Egon Jungheim (filed as Exhibit
          4.1 to the Registrant's Amendment to its Current Report on Form 8-K/A filed on May 25, 2000).
4.18 Stockholders' Agreement, dated as of May 5, 2000, by and among the Registrant, Stonington Holdings, LLC, LEHA, L&H Holding N.V., L&H Holding III, Oldco N.V. and L&H Investment Company (filed as Exhibit
          4.2 to the Current Report on Form 8-K of the Registrant filed on May 22, 2000).
4.19 Registration Rights Agreement, dated as of June 7, 2000, by and among the Registrant, L&H Holdings USA, Inc., Dragon Systems, Inc., Janet M. Baker and Seagate Technologies, Inc. on behalf of the Principal Stockholders of Dragon Systems, Inc. (filed as Exhibit 4.1 to the June 22, 2000 8-K).

Exhibit
Number
------

4.20 Stockholders' Agreement, dated as of June 7, 2000, by and between the Registrant, LEHA, L&H Holding N.V., L&H Holding III, Oldco N.V., L&H Investment Company, JK Baker LLC, JM Baker LLC, Seagate LLC, Roth Special LLC, CFB Gilbert LLC, RGB Rumpole LLC, James K. Baker, Janet
          M. Baker, Robert Roth, Seagate Technology, Inc., The Paul G. Bamberg Trust, The Cherry F. Bamberg Trust (filed as Exhibit 4.2 to the June 22, 2000 8-K).
10.01     Services Agreement between Sarabo NV and the Registrant.* ***
10.02 Revolving Credit Facility, dated May 2, 2000, by and among the Registrant, Artesia Banking Corporation N.V., KBC Bank NV, Fortis Bank N.V., Deutsche Bank N.V. and Dresdner Bank Luxembourg S.A.*
10.03 Letter agreement, dated May 5, 2000, from Deutsche Bank to Dark Acquisition Corp.*
10.04 Form of Indemnification Agreement for directors and officers of the Registrant (filed as Exhibit 10.11 to the 1995 Form F-1).
10.05 Agreement between Rijksuniversiteit Gent and the Registrant, as amended (filed as Exhibit 10.23 to the 1995 Form F-1).**
10.06 1993 Restricted Stock Option Plan, as amended (filed as Exhibit 10.24 to the 1995 Form F-1).***
10.07 1995 Restricted Stock Option Plan (filed as Exhibit 10.25 to the 1995 Form F-1).***
10.08     1994 Time Accelerated Restricted Stock Option Plan (filed as Exhibit
          10.26 to the 1995 Form F-1).***
10.09 Amended and Restated Stockholders Agreement among the Registrant and certain other parties (filed as Exhibit 10.27 to the 1995 Form F-1).
10.10 License and Development Agreement between the Registrant and Sail Labs (filed as Exhibit 10.29 to the Registrant's 1998 Form 20-F).
10.11 Sail Labs Stockholders' Agreement (filed as Exhibit 10.30 to the Registrant's 1998 Form 20-F).
10.12 Software Development and Commercialization Agreement between the Brussels Translation Group N.V. and the Registrant (filed as Exhibit
          10.36 to the 1997 Form F-4).
10.13 License Agreement between the Brussels Translation Group N.V. and the Registrant (filed as Exhibit 10.37 to the 1997 Form F-4).**
10.14 1997 Restricted Stock Option Plan (filed as Exhibit 10.39 to the 1997 Form F-4).***
10.15 Form of Patent License Agreement between the Registrant and Microsoft Corporation (filed as Exhibit 1 to the Registrant's Form 6-K filed September 11, 1997).
10.16 Form of Common Stock Purchase and Shareholder's Agreement between the Registrant, LEHA, Jo Lernout, Pol Hauspie and Microsoft Corporation (filed as Exhibit 2 to the Registrant's Form 6-K filed September 11,
          1997).
10.17 1998 Restricted Stock Option Plan (filed as Exhibit 99.5 to the Registrant's Registration Statement on Form S-8, filed June 11, 1998 (Registration No. 333-8940) (the "1998 Form S-8")).***
10.18     1998 Stock Option Plan for Employees of Acquired Companies (filed as
          Exhibit 99.4 to the 1998 Form S-8).***
10.19 1999 Restricted Stock Option Plan (filed as Exhibit 99.06 to the Registrant's Registration Statement on Form S-8 filed June 30,
          1999).***
10.20 Subscription Agreement between the Registrant and Intel Atlantic, Inc. (See Exhibit 4.09) (filed as Exhibit 10.45 to the Registrant's 1998 Form 20-F).
10.21 Subscription and Shareholders Agreement between the Registrant and Intel Atlantic, Inc. (filed as Exhibit 10.46 to the Registrant's 1998 Form 20-F).
10.22     2000 Stock Option Plan for Employees of Acquired Companies (filed as
          Exhibit 99.07 to the Registrant's Registration Statement on Form S-8, filed May 18, 2000).***
10.23 1994 Dragon Rollover Stock Option Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed June 14, 2000 (the "2000 Form S-8").***
10.24 1999 Dragon Rollover Stock Incentive Plan (filed as Exhibit 99.2 to the 2000 Form S-8).***

Exhibit
Number
------

10.25 U.K. Dragon Rollover Company Share Option Plan (filed as Exhibit 99.3 to the 2000 Form S-8).***
10.26 2000 Restricted Stock Option Plan (filed as Exhibit 99.4 to the 2000 Form S-8).***
10.27     Executive Officer Employment Agreement* ***
10.28     Executive Officer Employment Agreement* ***
10.29     Executive Officer Employment Agreement* ***
10.30     Executive Officer Employment Agreement* ***
10.31     Executive Officer Employment Agreement* ***
10.32     Executive Officer Employment Agreement* ***
11.01     Statement Re: Computation of Per Share Earnings.*
21.01     Subsidiaries of the Registrant.*
23.01     Consent of Klynveld Peat Marwick Goerdeler Bedrijfsrevisoren.+
27.01     Financial Data Schedule+

______________
+      Filed herewith.
* Filed previously as an exhibit of the same number to the Registrant's Annual Report on Form 20-F for the period ended December 31, 1999 and incorporated herein by reference.
** Translated in full or summary version; the original language version is on file with the Registrant and is available upon request.
*** This Exhibit is a compensatory plan or arrangement in which one or more executive officers or directors of the Company is a participant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.


                                    By: ____________________________________
                                    Name:  Gaston Bastiaens
                                    Title: President and Chief Executive Officer

Date:  June 27, 2000


         Pursuant to the requirements and the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature                                     Capacity                                       Date
---------                                     --------                                       ----
                                              President, Chief Executive Officer, Director   June __, 2000
______________________________________
Gaston Bastiaens                              (Principal Executive Officer)



                                              Senior Vice President of Finance and Chief     June __, 2000
______________________________________
Carl Dammekens                                Financial Officer (Principal Accounting and
                                              Financial Officer)


                                              Co-Chairman of the Board and Managing          June __, 2000
______________________________________
Jo Lernout                                    Director


                                              Co-Chairman of the Board and Managing          June __, 2000
______________________________________
Pol Hauspie                                   Director


                                              Vice Chairman and Managing Director            June __, 2000
______________________________________
Nico Willaert


                                              Director                                       June __, 2000
______________________________________
Dirk Cauwelier


                                              Director                                       June __, 2000
______________________________________
Fernand Cloet

Signature                                     Capacity            Date
---------                                     --------            ----
                                              Director            June __, 2000
______________________________________
Jan Coene


                                              Director            June __, 2000
______________________________________
Marc G.H. De Pauw


 /s/ Hubert Detremmerie                       Director            June __, 2000
______________________________________
Hubert Detremmerie


                                              Director            June __, 2000
______________________________________
Albert J. Fitzgibbons III


                                              Vice Chairman       June __, 2000
______________________________________
Roel Pieper


                                              Director            June __, 2000
______________________________________
RVD Securities N.V. represented by Erwin
Vandendriessche


                                              Director            June __, 2000
______________________________________
Alex Vieux


                                              Director            June __, 2000
______________________________________
Gerard van Acker


                                              Director            June __, 2000
______________________________________
Bernard Vergnes


                                              Director            June __, 2000
______________________________________
Francis Vanderhoydonck

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                      Page
                                                                                                                     -----
Independent Auditors' Report......................................................................................      F-2
Consolidated Balance Sheets.......................................................................................      F-3
Consolidated Statements of Operations.............................................................................      F-4
Consolidated Statements of Shareholders' Equity...................................................................      F-5
Consolidated Statements of Cash Flows.............................................................................      F-6
Consolidated Statements of Comprehensive Income (Loss)............................................................      F-8
Notes to Consolidated Financial Statements........................................................................      F-9

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Lernout & Hauspie Speech Products N.V.:

  We have audited the accompanying consolidated balance sheets of Lernout & Hauspie Speech Products N.V. and subsidiaries (the Company) as of December 31, 1998 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lernout & Hauspie Speech Products N.V. and subsidiaries as of December 31, 1998 and December 31, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.


Klynveld Peat Marwick Goerdeler Bedrijfsrevisoren



Brussels, Belgium
April 27, 2000

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                              December 31,
                                                                                         ----------------------
                                                                                            1998         1999
                                                                                         ---------     --------
Assets
Current assets:
  Cash and cash equivalents (note 2)..................................................   $ 188,464    $ 125,730
  Marketable securities (note                                                                  965        4,900
   1f)...................................................................
  Accounts receivable, net of allowance for doubtful accounts of $5,330 and  $9,314
   at December 31, 1998 and 1999, respectively (notes 7 and 18).......................      81,212      104,020
  Value added tax and other receivables...............................................       2,312        2,616
  Inventory (note 3)..................................................................       2,649        3,700
  Prepaid expenses and other current assets...........................................       8,347       12,498
                                                                                         ---------    ---------
       Total current assets...........................................................     283,949      253,464
                                                                                         ---------    ---------
Deferred tax asset (note 14)..........................................................       4,507        7,435
Property and equipment, net of accumulated depreciation (notes 4 and 10)..............      23,298       33,688
Investments (note 6)..................................................................      12,103       14,433
Intangibles, net of amortization (notes 5 and 11).....................................     245,467      379,031
Software development costs, net of amortization (note 1m).............................       2,210        5,687
                                                                                         ---------    ---------
       Total assets...................................................................     571,534      693,738
                                                                                         =========    =========
Liabilities and shareholders' equity
Current liabilities:
   Notes payable (note 8).............................................................   $   6,652    $  15,724
   Current portion of long-term debt (note 9).........................................      17,653        8,490
   Accounts payable...................................................................      22,684       19,582
   Accrued expenses (note 12).........................................................      37,149       64,032
   Deferred revenue...................................................................       2,754        2,980
                                                                                         ---------    ---------
       Total current liabilities......................................................      86,892      110,808
                                                                                         ---------    ---------
Long-term debt, less current portion (note 9).........................................      20,004       18,665
                                                                                         ---------    ---------
       Total liabilities..............................................................     106,896      129,473
                                                                                         ---------    ---------
Minority interest (note 1q)...........................................................           9            -
Company-obligated mandatorily redeemable security of subsidiary trust holding solely
 parent convertible subordinated debentures (note 1r)    .............................     149,223      146,672
Commitments and contingencies (notes 5 and 16)........................................
Shareholders' equity (note 13):
   Common shares, no par value: 108,744 and 114,415 shares issued and outstanding at
    December 31, 1998 and 1999, respectively..........................................     111,911      113,498
  Common shares, no par value: 896 shares automatically convertible stock  issued and
   outstanding at December 31, 1999...................................................          -           494
   Additional paid-in capital.........................................................     353,838      421,466
   Accumulated deficit................................................................    (149,640)    (107,898)
   Accumulated other comprehensive loss...............................................        (703)      (9,967)
                                                                                         ---------    ---------
       Total shareholders' equity.....................................................     315,406      417,593
                                                                                         ---------    ---------
       Total liabilities and shareholders' equity.....................................   $ 571,534      693,738
                                                                                         =========    =========

The following summarizes accounts receivable, from companies partially owned by the Company, FLV Fund, S.AI.L Trust and/or L&H Investment Company and from certain other related parties (see note 15). Accounts receivable at December 31, 1998 included a total of $6,135 from Speech Systems Inc., Microsoft Corporation, Mindmaker Inc., Xiox Corporation Inc., Creator Ltd., FLV Telecom N.V., Hogadata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Oncuity Inc., Excalibur Technologies N.V. and e-DOCS.net Inc., and accounts receivable at December 31, 1999 included a total of $10,695 from Microsoft Corporation, LanguageWare.net Ltd., CellPort Labs Inc., Xiox Corporation, Smartmove N.V., EHQ Inc., Iris N.V., Transics N.V., Phonetic Topographics N.V., De Wilde CBT N.V., Intel Corporation, Nordisk Spraktechnologi AS, e-DOCS.net Inc., Speech Systems Inc., Hogadata Benelux N.V., BCB Voice Systems Inc., ESL.com Ltd., Telekol Corporation, Financial Architects N.V., Vasco Data Security International Inc, Cegeka Healthcare Systems N.V., Computer Voice Dictation Solutions Inc., iSAIL Solutions N.V. and Sail Labs N.V.

        See accompanying notes to the consolidated financial statements.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                                  Years ended December 31,
                                                                        -------------------------------------------
                                                                            1997           1998            1999
                                                                        --------------  ------------  -------------
Revenues (notes 15, 17, 18 and 19):
 Technologies and Solutions..........................................  $     33,402    $     82,809    $    138,660
 Applications........................................................        34,307          60,883         113,693
 Consulting and Services.............................................        31,662          67,900          91,884
                                                                       ------------    ------------    ------------
    Total revenues...................................................        99,371         211,592         344,237
                                                                       ------------    ------------    ------------
Cost of sales:
 Technologies and Solutions..........................................         6,716          12,826          19,634
 Applications........................................................        12,797          17,895          18,988
 Consulting and Services.............................................        19,257          38,922          55,633
                                                                       ------------    ------------    ------------
    Total cost of sales..............................................        38,770          69,643          94,255
                                                                       ------------    ------------    ------------
Selling, general and administrative..................................        26,042          59,354         101,641
Research and development, net (note 1m)..............................         6,393          25,165          49,621
Amortization of goodwill and other business acquisition intangibles..         6,809          19,978          32,439
Write off of in-process research and development (note 5)............        33,823          79,373               -
Other operating expense..............................................         1,453           1,821               -
                                                                       ------------    ------------    ------------
    Total operating expenses.........................................       113,290         255,334         277,956
                                                                       ------------    ------------    ------------
Operating income (loss)..............................................       (13,919)        (43,742)         66,281
Other expenses (income):
 Interest and other financing expenses...............................         3,562           1,736           1,684
 Interest income.....................................................        (2,388)         (7,844)         (7,949)
 Foreign exchange gains and losses, net..............................        (4,829)             81          (2,479)
 Share in loss of unconsolidated affiliates..........................         1,141           5,969           1,633
 Debt conversion expense.............................................           932             891               -
 Other expense.......................................................         2,394             608               -
                                                                       ------------    ------------    ------------
    Total other expenses (income)....................................           812           1,441          (7,111)
                                                                       ------------    ------------    ------------
Income (loss) before income taxes and minority interests.............       (14,731)        (45,183)         73,392
Provision (benefit) for income taxes (note 14).......................        (1,407)          5,073          27,150
                                                                       ------------    ------------    ------------
Income (loss) before minority interest (net of tax benefit (note 14))       (13,324)        (50,256)         46,242
   Minority interest, net of taxes...................................           (24)          2,422           4,500
                                                                       ------------    ------------    ------------
Net income (loss)....................................................       (13,300)        (52,678)         41,742
Preferred stock embedded dividend....................................           976               -               -
                                                                       ------------    ------------    ------------
Net income (loss) attributable to common shareholders................  $    (14,276)   $    (52,678)   $     41,742
                                                                       ============    ============    ============
Basic net income (loss) per common share.............................        $(0.20)         $(0.52)          $0.37
                                                                       ============    ============    ============
Diluted net income (loss) per common share...........................        $(0.20)         $(0.52)          $0.35
                                                                       ============    ============    ============
Basic weighted average number of shares outstanding..................    69,863,056     100,469,190     113,109,456
Diluted weighted average number of shares outstanding................    69,863,056     100,469,190     119,423,724

The following summarizes revenues generated from companies partially owned by the Company, FLV Fund, S.AI.L Trust and/or LHIC and from certain other related parties (see note 15). Revenues for the year ended December 31, 1997 included a total of $34,499 from Dictation Consortium N.V., Keyware Technologies N.V., Speech Systems Inc., Microsoft Corporation ($12.9 million), Mindmaker Inc. and Xiox Corporation Inc. Revenues for the year ended December 31, 1998 included a total of $34,783 from Dictation Consortium N.V., Speech Systems Inc., Microsoft Corporation ($25.4 million), Mindmaker Inc., Xiox Corporation Inc., Creator Ltd., FLV Telecom N.V., Hogadata Benelux N.V., Vasco Data Security International Inc., Smartmove N.V., BCB Holdings Inc., ViA Inc., Telekol Corporation, Speech Machines Plc., Oceania Inc., Oncuity Inc., Excalibur Technologies N.V. and e-DOCS.net Inc. and for the year ended December 31, 1999 included a total of $ 33,229 from Mindmaker, Inc., Excalibur Technologies N.V., Nordisk Spraktechnologi AS, SwiftTouch Corporation, Smartmove N.V., Xiox Corporation, Microsoft Corporation ($30.9 million), CellPort Labs Inc., Financial Architects N.V., Intel Corporation, Phonetic Topographics N.V., Oceania Inc., e-DOCS.net Inc., LanguageWare.net Ltd., De Wilde CBT N.V., Iris N.V., Transics N.V., EHQ Inc., ESL.Com Ltd. and Cegeka Healthcare Systems N.V.

        See accompanying notes to the consolidated financial statements.


                                                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              (in thousands except share amounts)

                                                                                  Automatically
                                                            Common Shares          Convertible       Preferred Shares
                                                       ----------------------   ------------------   -----------------
                                                          Shares     Amount      Shares    Amount    Shares    Amount
                                                       ----------   ---------   --------  --------   ------   --------
Balance at December 31, 1996......................      61,807,300  $  97,785           -  $     -         -  $      -
Sale of common stock..............................      22,747,836      6,655           -        -         -         -
Sale of preferred stock...........................               -          -           -        -    64,000     1,651
Issuance of common stock for acquisitions.........       3,234,176        963           -        -         -         -
Conversion of preferred stock.....................       2,988,148      1,000           -        -  (38,760)   (1,000)
Fair value of options granted.....................               -          -           -        -         -         -
Conversion of convertible bonds...................       1,419,136        413           -        -         -         -
Unrealized loss on marketable securities..........               -          -           -        -         -         -
Translation adjustment............................               -          -           -        -         -         -
Net loss..........................................               -          -           -        -         -         -
                                                     -------------  ---------  ----------  -------  --------  --------
Balance at December 31, 1997......................      92,196,596  $ 106,816           -  $     -    25,240  $    651
                                                     -------------  ---------  ----------  -------  --------  --------
Sale of common stock..............................       9,454,004      2,797           -        -         -         -
Issuance of common stock for acquisitions.........       5,219,094      1,615           -        -         -         -
Conversion of preferred into common stock.........       1,771,562        651           -        -  (25,240)     (651)
Conversion of Convertible Debt....................          98,922         31           -        -         -         -
Conversion of PIERS (see note 1r).................           3,516          1           -        -         -         -
Translation adjustment............................               -          -           -        -         -         -
Net loss..........................................               -          -           -        -         -         -
                                                     -------------  ---------  ----------  -------  --------  --------
Balance at December 31, 1998......................     108,743,694  $ 111,911           -  $     -         -  $      -
                                                     -------------  ---------  ----------  -------  --------  --------
Sale of common stock (note 13)....................       5,098,420      1,429           -        -         -         -
Sale of automatically convertible stock...........               -          -     895,932      494         -         -
Issuance of common stock for acquisitions.........         197,354         56           -        -         -         -
Conversion of Convertible Debt....................         289,032         79           -        -         -         -
Conversion of PIERS (see note 1r).................          86,234         23           -        -         -         -
Tax benefit on stock options......................               -          -           -        -         -         -
Translation adjustment............................               -          -           -        -         -         -
Net income........................................               -          -           -        -         -         -
                                                     -------------  ---------  ----------  -------  --------  --------
Balance at December 31, 1999......................   1,144,414,734   $113,498     859,932  $   494         -  $      -
                                                     ============== =========  ==========  =======  ========  ========

                                                                   Additional   Accumulated other
                                                       Accumulated   paid-in      comprehensive   Shareholders
                                                         Deficit     capital         income           equity
                                                       -----------  ----------  -----------------  ------------
Balance at December 31, 1996......................    $  (82,686)   $  8,236         $ (6,800)      $ 16,535
Sale of common stock..............................             -     141,125                -        147,780
Sale of preferred stock...........................          (976)     29,606                -         30,281
Issuance of common stock for acquisitions.........             -      19,375                -         20,338
Conversion of preferred stock.....................             -           -                -              -
Fair value of options granted.....................             -       3,473                -          3,473
Conversion of convertible bonds...................             -       4,502                -          4,915
Unrealized loss on marketable securities..........             -           -               (5)            (5)
Translation adjustment............................             -           -           (1,878)        (1,878)
Net loss..........................................      (13,300)           -                -        (13,300)
                                                        -------    ---------         --------       --------
Balance at December 31, 1997......................    $ (96,962)   $ 206,317         $ (8,683)      $208,139
                                                        -------    ---------         --------       --------
Sale of common stock..............................             -      33,221                -         36,018
Issuance of common stock for acquisitions.........             -     111,562                -        113,177
Conversion of preferred into common stock.........             -           -                -              -
Conversion of Convertible Debt....................             -       2,738                -          2,769
Conversion of PIERS (see note 1r).................             -           -                -              1
Translation adjustment............................             -           -            7,980          7,980
Net loss..........................................      (52,678)           -                -        (52,678)
                                                        -------    ---------         --------       --------
Balance at December 31, 1998......................    $(149,640)   $ 353,838         $   (703)      $315,406
                                                        -------    ---------         --------       --------
Sale of common stock (note 13)....................             -      28,234                -         29,663
Sale of automatically convertible stock...........             -      28,155                -         28,649
Issuance of common stock for acquisitions.........             -       3,429                -          3,485
Conversion of Convertible Debt....................             -       4,803                -          4,882
Conversion of PIERS (see note 1r).................             -       2,202                -          2,225
Tax benefit on stock options......................             -         805                -            805
Translation adjustment............................             -           -           (9,264)        (9,264)
Net income........................................        41,742           -                -         41,742
                                                        --------    ---------        --------       --------
Balance at December 31, 1999......................    $ (107,898)  $  421,466        $ (9,967)      $417,593
                                                        ========    =========        ========       ========

       See accompanying notes to the consolidated financial statements.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years ended December 31,
                                                                               -----------------------------------
                                                                                  1997         1998         1999
                                                                               ----------   ----------   ---------
Cash flows from operating activities:
Net income (loss).....................................................          $(13,300)   $ (52,678)   $  41,742
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Write-off of in process research & development......................            33,823       79,373            -
  Depreciation........................................................             2,463        4,467        7,062
Amortization of goodwill and other business acquisition intangibles...             6,809       19,978       32,439
Amortization of other intangibles, including software development costs
                                                                                     492        2,040        7,308
  Deferred taxes......................................................            (2,429)       2,786        5,152
  Gain on sale of investment..........................................                 -            -         (163)
  Stock compensation expense..........................................             1,800            -            -
  Share in loss of unconsolidated affiliates..........................             1,141        5,969        1,633
  Loss (gain) on sale of property and equipment.......................               182            -          402
  Changes in operating assets and liabilities:
    Accounts receivable, net..........................................           (13,020)     (42,295)     (30,212)
    Inventories, net..................................................              (679)        (557)         706
    Prepaid expenses and other current assets.........................            (1,895)      (1,042)         930
    Deferred financing costs..........................................                 -          837            -
    Accounts payable..................................................             2,384        3,936       (3,504)
    Accrued expenses..................................................            (2,042)     (13,443)       5,798
    Deferred revenue..................................................               922        3,601          (67)
                                                                               ---------    ---------    ---------
  Net cash  provided by operating activities..........................            16,651       12,972       69,226
                                                                               ---------    ---------    ---------
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (notes 1b and 5)......           (63,801)     (69,761)    (111,626)
Licenses and software development costs capitalized...................            (6,867)     (13,835)     (24,805)
Additions to property and equipment...................................            (4,457)      (7,564)     (10,545)
Investments in and loans provided to unconsolidated joint ventures....            (2,259)           -            -
Investments in and loans provided to associated companies                         (3,893)     (11,762)      (6,013)
Proceeds from (purchases of) marketable securities....................               960           97       (3,931)
Proceeds from sale of property and equipment..........................                 -            -          719
                                                                               ---------    ---------    ---------
  Net cash used by investing activities...............................           (80,317)    (102,825)    (156,201)
                                                                               ---------    ---------    ---------
Cash flows from financing activities:
Proceeds from notes payable to banks..................................            20,350            -       10,906
Repayment of notes payable to banks...................................           (27,874)      (2,306)      (9,101)
Repayments of long-term debt and capital lease obligations............            (1,204)     (22,247)     (32,111)
Proceeds from long-term debt..........................................               360            -        1,891
Proceeds from company-obligated mandatorily redeemable security of subsidiary trust holding solely parent convertible subordinated
 debentures...........................................................                 -      150,563            -
Proceeds from issuance of common and preferred shares.................           178,062       24,033       57,749
                                                                               ---------    ---------    ---------
  Net cash provided by financing activities...........................           169,694      150,043       29,334
                                                                               ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents..........            (5,896)         452       (5,093)
                                                                               ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents......................           100,132       60,642      (62,734)
Cash and cash equivalents at beginning of year........................            27,690      127,822      188,464
                                                                               ---------    ---------    ---------
Cash, cash equivalents at end of year.................................          $127,822    $ 188,464    $ 125,730
                                                                               =========    =========    =========

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                                (in thousands)

                                                                           Years ended December 31,
                                                                      ----------------------------------
                                                                          1997       1998       1999
                                                                      -----------  ---------  ----------
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest..............................    $ 3,581   $  3,818    $ 8,383
                                                                         =======   ========    =======
 Cash paid during the year for income taxes..........................    $ 1,840   $  2,849    $14,086
                                                                         =======   ========    =======
 Noncash investing and financing transactions:
  Conversion of convertible bonds to common shares...................    $ 4,915   $  2,769    $ 7,107
                                                                         =======   ========    =======
  Issuance of common shares for acquisitions.........................    $20,338   $113,177    $ 3,485
                                                                         =======   ========    =======
  Issuance of convertible debt on acquisition of subsidiaries........    $ 7,833   $      -    $ 4,901
                                                                         =======   ========    =======



        See accompanying notes to the consolidated financial statements

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                             Years ended December 31,
                                                                        -----------------------------------
                                                                           1997         1998        1999
                                                                        -----------  ----------  -----------
  Net income (loss)...................................................   $(13,300)    $(52,678)    $41,742
  Foreign currency translation adjustment............................      (1,878)       7,980      (9,264)
  Unrealized loss on marketable securities...........................          (5)           -           -
                                                                         --------     --------    --------
Total................................................................    $(15,183)    $(44,698)    $32,478
                                                                         ========     ========    ========

        See accompanying notes to the consolidated financial statements

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1998 and 1999

(1)   Nature of Business and Significant Accounting Policies

 (a) Nature of Business

  Lernout & Hauspie Speech Products N.V. and subsidiaries ("the Company") operates in the following businesses:

   Speech and Language Technologies and Solutions Division. The Technologies and Solutions Division offers technologies that allow the Company's customers to develop products with a natural language interface for their end-users. The Company's technologies enable products to recognize and respond to naturally spoken speech, create speech from text and data, respond to commands with speech, and efficiently store, transmit and replay speech. The Company's technologies and solutions are available in numerous languages and for multiple computer chips and other processors, including processors sold by Intel, Analog Devices, Hitachi, NEC, Texas Instruments, Lucent Technologies and National Semiconductor. The Company licenses its technologies and software development tools to applications developers, strategic partners, original equipment manufacturers, component manufacturers and software vendors. The Company also sells solutions to corporate customers. The Company's customers use these technologies in a broad range of applications in four principal markets: computers and multimedia; telecommunications; automotive electronics; and consumer and industrial electronics.

  Speech and Language Applications Division. The Applications Division offers a wide range of end-user applications, including dictation software that enables users to dictate text and generate documents by speaking naturally without pausing between words, PC -based translation software and educational software. The Company's products also permit computer users to control many computer functions with spoken commands rather than using a mouse or keyboard. The Company currently offers dictation products for the general personal computer market and for a variety of healthcare, law enforcement and legal applications. The Company also licenses its software development kits and tools for the development of additional applications based on the Company's technologies and products.


   Speech and Language Consulting and Services Division. The Consulting and Services Division offers human and machine translation services, as well as a wide range of speech and language-related consulting, localization, and technical and electronic publishing services. The Company's translation services range from traditional translation of general, technical and software materials to the adaptation of these materials for different markets, languages and cultures. The Company has access to extensive language databases and the services of hundreds of correspondent linguists and translators throughout the world. The Company's machine translation software translates text from one language to another and is designed to enhance the efficiency of translation services provided by the Company's linguists. This software also enables the Company to provide Internet/intranet translation services.

 (b) Basis of Presentation

  The consolidated financial statements include the accounts of the Company and those of its majority owned subsidiaries. As of December 31, 1999, the Company owned 99.2% of the share capital of the U.S. subsidiary, Lernout & Hauspie Speech Products USA, Inc. (the Company holds 100% of the voting stock). The Company's 85% owned Chinese joint venture is included in the consolidated financial statements from 1996, the year of incorporation until March 1999, date
of the end of the Chinese joint venture.   Until March 1999, the Company had a
50 percent equity investment in the Japanese joint venture, L&H Japan KK. Until that date, this investment was included under the equity method. At the end of March 1999, the Company acquired the remaining shares of L&H Japan KK. Since then, L&H Japan KK is fully consolidated.

  The investments in Omnivoice Corporation and Asiaworks Pte. Ltd. (November
1998) in which the Company holds 49 % and 49.5 % ownership interests, respectively, are included under the equity method.

   As of May 16, 1997, the Company acquired 100% of the outstanding common shares of Gesellschaft fur Multilinguale Systeme GmbH ("GMS"). As of June 27, 1997, the Company acquired 100% of the outstanding common shares of Kurzweil Applied Intelligence Inc. ("Kurzweil"). The Company acquired 100% of the outstanding common shares of the following businesses: ASAP Traduzzioni (July
1997), EMTI and C&L Servicios (August 31, 1997); and Trantex, Wordwork and Kermit (October and December 1997). The financial statements of these companies have been included in the consolidated financial statements of the Company as from the date of acquisition.

   During the year ended December 31, 1998, the Company acquired 100% of the outstanding common shares of the following businesses: Applications Technology, Inc. (March 1998); Dictation Consortium N.V. (June 1998); the Kamejima Group and NeocorTech LLC (July 1998); the Heitmann Group (August 1998); Globalink, Inc. (September 1998); Kurzweil Educational Systems, Inc. (September 1998); and TikSoft LLC (September 1998). The financial statements of these businesses have been included in the consolidated financial statements of the Company as from the date of acquisition.

   During the year ended December 31, 1999, the Company acquired 100% of the outstanding shares of the following businesses: Brussels Translation Group N.V. (June 1999), Flanders Dialogue Company N.V. (June 1999), World Tech Corporation (September 1999), Bumil Information & Communications, Co. Ltd. (September 1999), Infodata AS (September 1999) and Linguex S.A. (December 1999). The financial statements of these businesses have been included in the consolidated financial statements of the Company as from the date of acquisition.

  The Company also holds minority investments in De Wilde-Buyck N.V. and Voxtron Asia Pte. Ltd. These investments have been accounted for using the equity method. Due to the operating results of these entities, the Company's investments in both entities have been reduced to zero.

  Other equity investments of less than 20% are stated at cost.

  All significant intercompany balances and transactions have been eliminated in consolidation.

  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. They reflect adjustments made for U.S. reporting purposes to the Company's Belgian statutory accounts, which have been prepared using different accounting principles.


 (c) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 (d) Revenue Recognition

  The Company recognizes revenue from the sale of its software licenses upon satisfaction of all of the following criteria: signing of the license agreement, shipment of the products, when no contractual terms remain unsatisfied and, if applicable, when a royalty report is received from the customer. The Company generally receives, on a quarterly basis, royalty reports from each customer who has signed a license contract. The reports detail the number of units or products that the customer shipped during that period. The number of units multiplied by the applicable contractual rate per unit is the amount that the Company records as revenue. Before recording this revenue, the Company determines that all significant obligations have been satisfied and that collection of the receivable is probable. Generally, invoices under these arrangements are payable within 90 days. Under certain contracts the Company allows distributors to return products subject to their replacement by the same amount of merchandise for stock balancing purposes. Certain returns are allowed through distributors selling to the retail consumer markets, by their end users. With respect to each distributor of the Company with return privileges, the Company's price to the distributor is fixed at the date of sale, the distributor is obligated to pay the Company within 90 days, the payment obligation is not contingent on resale of the product, title has passed to the distributor, the distributor has economic substance, the Company does not have significant obligations for future performance, and the amount of returns can be reasonably estimated. End user returns are monitored monthly and a historic return rate is determined and applied as a reserve against revenues derived from end users at the time of revenue recognition.

  The Company from time to time enters into nonrefundable minimum royalty agreements with customers. Under these arrangements the Company delivers its technologies or products to the customer contemporaneously with the execution of the agreement. Revenue from nonrefundable minimum royalty agreements is recognized upon satisfaction of all of the following criteria: signing of the license agreement; no additional significant production, modification or customization of the software is required; delivery has occurred; the fee is fixed and determinable and; collection is probable. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor specific objective evidence of fair value.

Revenues from engineering fees and maintenance and support services are recognized as the services are performed.

Revenue derived from translation services is recognized as the work is performed.

Revenues related to software development contracts is recognized based on the percentage of completion method.

In all such cases, the Company only recognizes revenue when collection of the related receivable is probable.


 (e) Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


 (f) Marketable securities

  Marketable securities as of December 31, 1999 consist of readily marketable equity securities the Company has determined to be available for sale. Marketable equity securities are stated at fair market value. As of December 31, 1998 and December 31, 1999 there was no unrealized gain or loss on these marketables securities. Future unrealized gains and losses, if any, will be reflected in a separate component of Shareholders' equity. When the securities are sold any realized gains or losses will be recorded on the specific identification method.


 (g) Inventory

  Inventory is stated at lower of cost or market value. Cost is determined on a first-in, first-out basis. The Company periodically receives sell-through reports from its distributors in order to manage its channel inventory.


 (h) Deferred Financing Costs

  Deferred financing costs include issuance costs for convertible bond offerings which are amortized over the term of the related debt. Upon conversion, any unamortized cost related to the bonds converted is deducted from shareholders' equity.


 (i) Depreciation and Amortization

  Property and equipment are stated at cost. Property and equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Property and equipment held under capital leases is amortized on a straight-line method over the shorter of the estimated useful live or the lease term.

  When assets are retired or otherwise disposed, the related costs and accumulated depreciation from the respective accounts and any gain or loss on disposal is included in the result of operations. Maintenance and repair costs are expensed as incurred.

 (j) Foreign Currency Translation

  The Company considers the Belgian franc ("BEF") and the local currencies of its subsidiaries to be the functional currencies of their respective operations. The reporting currency of the Company is the U.S. dollar. Accordingly, all amounts included in the consolidated financial statements have been translated into U.S. dollars.

  All assets and liabilities of its non-US operations are translated into U.S. dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at average rates in effect for the periods presented. The cumulative currency translation adjustment is reflected as a separate component of shareholders' equity on the consolidated balance sheet.

  Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.


 (k) Goodwill

  Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of businesses acquired.

  The Company amortizes goodwill on a straight line basis over the estimated economic lives which range from 3 to 20 years.

  The Company periodically evaluates goodwill to assess recoverability; any impairments would be recognized in operating results if the estimated future cash flows from the related operations were less than the carrying amount of the assets. The Company believes that no material impairment of goodwill exists at December 31, 1999.


 (l) Software Development Costs

  The Company charges all costs of establishing technological feasibility of software products to research and development expense as incurred. Thereafter, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs ceases and amortization commences when the product is available for general release to customers.

  The total gross amounts of software development costs capitalized during the years ended December 31, 1997, 1998 and 1999 were $1.6 million, $1.3 million and $4.8 million respectively. These costs are amortized over the shorter of their useful life or three years.

  As a result of the 1997 acquisitions of Kurzweil, GMS and the purchase of certain assets of Centigram, the Company recorded charges of $33.8 million against the in-process research and development activities of these companies. As a result of the acquisitions of Applications Technology, Inc., linguistic divisions of Novell, Inc. and Inso Corporation, Accent Software International Ltd., Dictation Consortium N.V., Ailogic Corporation, Neocortech LLC, Kurzweil Educational Systems, Inc., Globalink, Inc., TikSoft LLC, and Asiaworks Pte Ltd. the Company recorded charges of $79.4 million in 1998 against the in-process research and development activities of these companies. The Company recorded no in-process research and development charges in 1999. These charges represented management's assessment of the value attributed to each company's research and development activities for products for which technological feasibility had not yet been established.


 (m) Research and Development Costs

  Research and development costs are charged to expense in the period incurred. The Belgian government, the European Union, the Government of Singapore and the U.S. Government provide nonrefundable financial support for certain research and development costs which is used to offset gross research and development expenses. This financial support is recorded when collection from the respective authorities is probable and after the expenses have been incurred. The Company incurred research and development expenses as follows (in thousands):

                                                                            Years ended December 31,
                                                                         ------------------------------
                                                                           1997       1998       1999
                                                                         ---------   -------  ---------
Research and development expense, net of funding......................    $ 6,393    $25,165    $49,621
Government funding....................................................      2,064      1,949      1,778
                                                                          -------    -------    -------
Gross research and development expense................................    $ 8,457    $27,114    $51,399
Capitalized software development costs................................      1,559      1,259      4,753
                                                                          -------    -------    -------
Total research and development expenditures...........................    $10,016    $28,373    $56,152
                                                                          =======    =======    =======

 (n) Licenses and Other Intangibles

  Licenses and other intangibles are stated at cost. Amortization is charged on a straight line basis over the shorter of the estimated useful life or 3 years.


 (o) Income Taxes

  The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


 (p) Net Income (loss) Per Share

  All earnings per share information presented has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income
(loss) per common share is computed using the weighted-average number of potential common shares which were outstanding during the period in accordance with the treasury stock method.


 (q) Minority Interests

  At December 31, 1998 and 1999 respectively, the Company owned 95.9% and 99.2% of Lernout & Hauspie Speech Products USA Inc. The remaining shares are held pursuant to the Company's Restricted Stock Purchase Plan (see note 13).

Until the end of March 1999, the Company owned 85% of a joint venture in China. The joint venture has incurred losses from its operations and the Company's 85% share amounted to $136,000, $104,000 and $51,000 for the years ended December 31, 1997 and 1998 and the three months ended March 31, 1999 respectively.


  (r) Company-obligated mandatorily redeemable security of subsidiary trust holding solely parent convertible subordinated debentures

   On May 27 and June 4, 1998, L&H Capital Trust I (the "Trust"), issued an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities ("PIERS") and an aggregate of $4,824,800 of common securities. The Company holds all of the common securities. The sole asset of the Trust is an aggregate of $160,824,800 in principal amount of 4.75% convertible subordinated debentures due in 2008, issued by the Company. The terms and interest payments on these debentures correspond to the terms and dividend payments on the trust preferred income equity securities. These payments are reflected as minority interest in the Consolidated Statement of Operations and are tax deductible by the Company. The Company may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing distributions on the trust preferred income equity securities to be deferred as well. The trust preferred income equity securities are convertible into shares of the Company's Common Stock at a conversion price of $28.425 per share (subject to adjustment in certain transactions).

   In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts. The Company may redeem all or a portion of the debentures after July 1, 2002, requiring an equal amount of trust preferred income equity securities to be redeemed at face value plus accrued and unpaid distributions. The guarantee with respect to the Trust, when taken together with the Company's obligations under the related debentures and indenture and the applicable trust declaration, provides a full and unconditional guarantee of amounts due on the outstanding trust preferred income equity securities.


 (s) Stock Splits

  In September 1995, the Board of Directors approved a one-for-two reverse split of common stock which was approved by the shareholders on October 27, 1995. In April 1998 and in April 2000, the Company effected a two-for-one split of its common shares. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the stock splits.


 (t) New Accounting Pronouncements

  In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain internal and external costs to develop or obtain software for internal use be expensed or capitalised when incurred. Generally, costs incurred during the preliminary project stage and post-implementation /operation stages must be expensed. The Statement is effective for fiscal years beginning after December 15, 1998 and can be adopted early for 1998 as of January 1, 1998. The Company adopted SOP 98-1 effective with the year ended December 31, 1999, which did not have a material impact on its consolidated financial position or results of operations.

   In the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities", which requires that the cost of start-up activities be expensed as incurred. The Statement will amend provisions of a number of existing SOPs and audit and accounting guides. The Statement will be effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective with the year ended December 31, 1999, which did not have a material impact on its consolidated financial position or results of operations.

   During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement will be effective for all quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effects the Statement will have on its financial position or results of its operations.

   In the first quarter of 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44) which provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company has not yet determined the effects the Statement will have on its financial position or results of its operations.


 (u) Year 2000

   During 1999, the Company was engaged in the inventory, assessment and implementation of the Year 2000 issues related to non-compliant information technology systems or non-information technology systems used internally. As of April 27, 2000, the Company has not identified any Year 2000 failures in its computer programs and has not become aware of any Year 2000 problems relating to products sold by it that would have a material effect on its business, results of operations or financial condition.


 (v) Risks and Uncertainties

Products and Markets

  The Company operates in an environment which is characterized by rapid technological development, evolving industry standards, changing customer requirements, frequent new product introductions and enhancements and relatively short product life cycles. The Company expects that its ability to maintain and expand its current level of revenues in the future will depend upon, among other things, its success in developing and marketing, in a timely manner, current and new generation products and services. Failure to do so may adversely affect the Company's results of operations and financial condition.


Customer Concentration

  The Company markets and sells its speech technology related products to a broad base of customers including original equipment manufacturers (OEMs), component manufacturers and software vendors.

  Sales to Microsoft Corporation accounted for approximately 13% of 1997, 12% of 1998 and 9 % of 1999 total revenues and for approximately 33% of 1997, 27% of 1998 and 28 % of 1999 Consulting & Services revenue. Other information on major customers is included in note 18.

  Sales to Dictation Consortium NV accounted for approximately 19% of 1997, 0% of 1998 and 0 % of 1999 total revenues and for approximately 55% of 1997, 1% of 1998 and 0 % of 1999 Applications revenue.

  Sales to Brussels Translation Group N.V. accounted for approximately 15% of 1997, 9% of 1998 and 1% of 1999 total revenues, for approximately 23% of 1997, 11% of 1998 and 1% of 1999 Technologies & Solutions revenue and for approximately 22% of 1997, 15% of 1998 and 1% of 1999 Applications revenue.


International Operations

  The Company derives more than half of its revenues and operating results from non-U.S. sales. However, none of the Company's significant non-Belgian foreign operations is located in those countries that have highly inflationary economies.

  Revenues and earnings could be impacted by changes in foreign exchange rates. The operations of the Company may be affected by adverse economic and political conditions in Korea and those in the Far East in general.


Concentration of Credit Risks

  The Company sells products to customers located throughout the world. The Company generally does not require collateral. The Company maintains credit procedures to evaluate the credit worthiness of prospective customers and employs personnel specifically for the purpose of monitoring and collecting accounts receivable. Issues regarding customer accounts are immediately brought to the attention of management for resolution.


(2)   Cash and Cash Equivalents

  At December 31, 1998 and December 31, 1999, the Company had approximately $162.3 million and $67.7 million, respectively, in short term deposit accounts with several banks of which $3.6 million and $1.7 million, respectively, were denominated in BEF.

  The deposited amounts, the maturity dates and the related interest yield percentages are as follows (amounts in thousands):

                                                                                                 Yearly
                                                                                                Interest
At December 31, 1998:                                          Amount       Maturity Date       Yield (%)
-----------------------------------------------------------   ---------   -----------------   -----------
Bank A.....................................................    $155,978   January 1-11, 1999   3.18-6.00
Bank B.....................................................       2,200    January 12, 1999         5.50
Bank C.....................................................       2,459    January 4, 1999          3.63
Bank D.....................................................       1,363    January 4, 1999     3.00-7.00
Bank E.....................................................         347    January 4, 1999          3.22
                                                               --------
                                                               $162,347
Cash at bank...............................................      26,117
                                                               --------
Total cash and cash equivalents............................    $188,464
                                                               ========


                                                                                                       Yearly
                                                                                                      Interest
At December 31, 1999:                                        Amount          Maturity Date          Yield (%)
-----------------------------------------------------------  ----------   ----------------------   ------------
Bank A.....................................................    $ 11,300       January 4, 2000         4.25-7.4
Bank E.....................................................       1,743       January 5, 2000             3.00
Bank F.....................................................      24,435       March 6-30, 2000       7.16-8.00
Bank G.....................................................      26,054   January 4-March 25, 2000   6.50-7.00
Bank H.....................................................       4,139       January 3, 2000             5.25
                                                               --------
                                                               $ 67,671
Cash at bank...............................................      58,059
                                                               --------
Total cash and cash equivalents............................    $125,730
                                                               ========


  At December 31, 1998 and 1999, the Company held marketable equity securities amounting to $ 965,375 and $ 4,899,639, respectively. The securities are stated at fair market value.


(3)   Inventory

  Inventory consists of the following (in thousands):

                                                                                       December 31,
                                                                                   ------------------
                                                                                     1998      1999
                                                                                   --------   -------
Supplies.........................................................................    $  776    $1,524
Finished goods...................................................................     1,873     2,176
                                                                                     ------    ------
                                                                                     $2,649    $3,700
                                                                                     ======    ======


(4)   Property and Equipment

  Property and equipment consist of the following (in thousands):

                                                                                        December 31,
                                                                                   ---------------------
                                                                                      1998        1999

Land and building................................................................   $ 10,775    $ 19,356
Machinery and equipment..........................................................     33,999      40,246
                                                                                    --------    --------


                                                                                      44,774      59,602
Less accumulated depreciation....................................................    (21,476)    (25,914)
                                                                                    --------    --------
                                                                                    $ 23,298    $ 33,688
                                                                                    ========    ========


(5)   Business Acquisitions

   During 1997, 1998 and 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

   On May 16, 1997, the Company acquired 100% of the issued and outstanding shares of GMS, a company incorporated under the laws of Germany. The Company paid approximately $8.5 million in cash, net of cash received in the acquisition. In addition to the amount paid at the closing of the transaction, the Company issued one global bond of approximately $2.8 million refundable in shares of the Company (see note 9), and issued 672,492 shares of common stock for a total value of approximately $3.7 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $(2,998)
   Property and equipment.................................................................................                   492
   Goodwill...............................................................................................                 9,735
   Deferred tax asset.....................................................................................                 1,300
   In-process research and development....................................................................                 7,027
                                                                                                                         -------
                                                                                                                         $15,556
                                                                                                                         =======



  On June 26, 1997, the Company acquired 100% of the issued and outstanding shares of Kurzweil. The Company paid approximately $41.3 million in cash, net of cash received in the acquisition. In addition, the Company issued 1,841,484 shares of common stock having a value of $11.5 million and 430,128 warrants with exercise prices averaging $4.03 and having a fair value of $1.7 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $(3,517)
   Property and equipment.................................................................................                   614
   Goodwill...............................................................................................                34,074
   Other assets...........................................................................................                 1,622
   In-process research and development....................................................................                26,100
   Software development costs.............................................................................                   697
Liabilities assumed.......................................................................................                (3,472)
                                                                                                                         -------
                                                                                                                         $56,118
                                                                                                                         =======



   On June 27, 1997, the Company acquired from Centigram, a Delaware corporation with its principal headquarters in San Jose, California all of the assets and technology related to its text-to-speech division. In consideration of this acquisition, the Company issued an automatically convertible bond (ACO) for an amount of $4.9 million. This ACO was converted into 720,200 shares of common stock of the Company on July 29, 1997. Costs of the acquisition were approximately $481,000 and have been included in the purchase price. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Goodwill...............................................................................................                $4,708
   In-process research and development....................................................................                   696
                                                                                                                          ------

                                                                                                                          $5,404
                                                                                                                         =======



  The Company acquired 100% of the issued and outstanding shares of EMTI (August
1997), ASAP and Kermit (July and December 1997), C&L Servicios (August 1997) and Trantex and Wordwork (October and December 1997). The Company paid approximately $10.3 million in cash, net of cash received in the transactions. In addition, the Company is committed to pay up to an additional $6.7 million for these business acquisitions made in 1997. During 1999, the Company paid approximately $3.0 million to certain acquired companies as they reached the minimum financial targets. The final consideration will become payable in 2000 if the acquired companies reach certain minimum financial targets. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................   $   187
   Property and equipment.................................................................................     1,557
   Goodwill...............................................................................................    13,854
   Other assets...........................................................................................        47
Liabilities assumed.......................................................................................   $  (256)
                                                                                                             -------
                                                                                                             $15,389
                                                                                                             =======




  In March 1998, the Company acquired Applications Technology, Inc. ("Apptek"). The Company paid approximately $12.2 million in cash, net of cash received in the acquisition. In addition, the Company issued 58,652 shares of Common Stock having a value of $2.2 million. During 1999, the Company paid approximately $2.2 million in cash to Apptek as the performance targets were reached. The final consideration of $1.2 million will become payable in 2000 if the financial targets are reached. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   588
   Property and equipment.................................................................................                    35
   Goodwill...............................................................................................                 9,030
   In-process research and development....................................................................                 7,529
                                                                                                                         -------
                                                                                                                         $17,182
                                                                                                                         =======



  In April 1998, the Company acquired the linguistic components divisions of Novell, Inc. and Inso Corporation ("Inso"). The Company, in exchange for Novell's linguistic division, agreed to pay Novell Inc. a portion of future royalties, if any, derived from the assets acquired from Novell Inc. until April 2003. No other consideration was paid to Novell, Inc. The Company paid approximately $9.75 million in cash for the acquisition of the linguistic components division of Inso. In addition, the Company issued a note to Inso in the principal amount of $9.75 million payable on or before June 30 1998. Inso converted the note into 377,370 shares of Common Stock of the Company. The purchase price has been allocated to the assets purchased based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Goodwill...............................................................................................               $16,788
   In-process research and development....................................................................                 4,300
                                                                                                                         -------
                                                                                                                         $21,088
                                                                                                                         =======

  In May 1998, the Company purchased 23.4% of LanguageWare.net Ltd. (prior to October 1999 called Accent Software International Ltd.). The Company paid approximately $4 million in cash for the acquisition. The purchase price has been allocated to the assets purchased based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Goodwill...............................................................................................                $2,972
   In-process research and development....................................................................                 1,081
                                                                                                                          ------
                                                                                                                          $4,053
                                                                                                                          ======



  In June 1998, the Company acquired 100% of the outstanding shares of Dictation Consortium N.V. The Company paid approximately $26.9 million in cash, net of cash received in the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................              $    145
   Goodwill...............................................................................................                21,681
   In-process research and development....................................................................                21,500
Liabilities assumed.......................................................................................               (14,010)
                                                                                                                        --------
                                                                                                                        $ 29,316
                                                                                                                        ========



  In June 1998, the Company purchased Localization and Consulting Services International LLC. The Company paid approximately $500,000 in cash for the acquisition. The purchase price has been allocated to the assets purchased based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................                  $ (8)
   Property and equipment.................................................................................                    14
   Goodwill...............................................................................................                   494
                                                                                                                            ----
                                                                                                                            $500
                                                                                                                            ====



  In July 1998, the Company acquired Ailogic Corporation and NeocorTech, both providers of machine translation technologies for Asian languages. The Company paid approximately $4.4 million in cash, net of cash received in the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................                $2,588
   Property and equipment.................................................................................                    22
   Goodwill...............................................................................................                 3,239
   In-process research and development....................................................................                   883
                                                                                                                          ------
                                                                                                                          $6,732
                                                                                                                          ======



  In August 1998, the Company acquired the Heitmann Group, a German translation services provider and language technologies developer and supplier. The Company issued a note in the principal amount of $15 million, covering the purchase price and the repayment of $4.3 million of loans. The Heitmann Group converted the note into 690,280 shares of Common Stock of the Company. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................              $ (1,110)
   Property and equipment.................................................................................                10,561
   Goodwill...............................................................................................                35,451
Liabilities assumed.......................................................................................               (33,120)
                                                                                                                        --------
                                                                                                                        $ 11,782
                                                                                                                        ========



  In September 1998, the Company acquired Kurzweil Educational Systems, Inc., a designer, producer and licenser of educational software systems for reading assistance. The Company issued 906,368 shares of Common Stock for a total value of approximately $20 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $  (397)
   Property and equipment.................................................................................                    67
   Goodwill...............................................................................................                18,882
   Other assets...........................................................................................                    11
   In-process research and development....................................................................                 2,730
                                                                                                                         -------
                                                                                                                         $21,293
                                                                                                                         =======



  In September 1998, the Company acquired Globalink, Inc., a provider of advanced translation software products and professional translation services. The Company issued 3,041,206 shares of Common Stock for a total value of approximately $63.5 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $(5,204)
   Property and equipment.................................................................................                   101
   Goodwill...............................................................................................                46,953
   In-process research and development....................................................................                28,200
Liabilities assumed  .....................................................................................                (2,320)
                                                                                                                         -------
                                                                                                                         $67,730
                                                                                                                         =======



  In September 1998, the Company acquired 100% of TikSoft LLC. The Company paid approximately $5.9 million in cash, net of cash received in the acquisition. In addition, the Company issued a note in the principal amount of $6.0 million.
The note issued was convertible into shares of the Company's Common Stock pursuant to a formula based upon the Company's market price. In December 1998, the Company agreed to redeem the note for cash in an amount equal to the then current outstanding balance. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $(1,601)
   Property and equipment.................................................................................                     2
   Goodwill...............................................................................................                   966
   In-process research and development....................................................................                12,800
                                                                                                                         -------
                                                                                                                         $12,167
                                                                                                                         =======

  In November 1998, the Company invested 49.5 % in Asiaworks Pte Ltd. The Company paid approximately $5 million in cash. The purchase price has been allocated to the assets purchased based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Goodwill...............................................................................................               $ 5,204
   In-process research and development....................................................................                   350
                                                                                                                         -------
                                                                                                                         $ 5,554
                                                                                                                         =======

  In June 1999, the Company acquired Brussels Translation Group N.V. The Company paid approximately $41 million in cash, net of cash received in the acquisition. Immediately after the acquisition the Company paid off the debt to the banks for approximately $17 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................              $ (2,737)
   Goodwill...............................................................................................                62,311
Liabilities assumed  .....................................................................................               (16,998)
                                                                                                                        --------
                                                                                                                        $ 42,576
                                                                                                                        ========

  In June 1999, the Company acquired Flanders Dialogue Company N.V. The Company paid approximately $3 million in cash, net of cash received in the acquisition. Immediately after the acquisition the Company paid off the debt in Flanders Dialogue Company N.V. for approximately $2.4 million. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   772
   Property and equipment.................................................................................                    66
   Goodwill...............................................................................................                 5,569
Liabilities assumed  .....................................................................................                (2,363)
                                                                                                                         -------
                                                                                                                         $ 4,044
                                                                                                                         =======

  In August 1999, the Company acquired certain assets from International Microcomputer Software, Inc. The Company paid approximately $1.8 million in cash. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Goodwill...............................................................................................               $ 1,770
                                                                                                                         -------
                                                                                                                         $ 1,770
                                                                                                                         =======

  In September 1999, pursuant to an asset purchase agreement dated May 19, 1999, between the Company and Fonix Corporation, the Company purchased substantially all the assets of Fonix's Articulate Division based in Woburn, Massachusetts. The Company acquired Fonix's Articulate Division for approximately $23.8 million in cash, with an additional earn-out of up to $4 million spread over two years based upon performance. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $  (515)
   Property and equipment.................................................................................                   137
   Goodwill...............................................................................................                25,378
Liabilities assumed  .....................................................................................                   (49)
                                                                                                                         -------
                                                                                                                         $24,951
                                                                                                                         =======

  In September 1999, the Company acquired World Tech Corporation. The Company paid approximately $600,000 in cash. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   216
   Property and equipment.................................................................................                    75
   Goodwill...............................................................................................                   467
Liabilities assumed  .....................................................................................                  (154)
                                                                                                                         -------
                                                                                                                         $   604
                                                                                                                         =======

  In September 1999, the Company acquired Bumil Information & Communications, Co. Ltd. The Company paid approximately $24.6 million in cash, net of cash received in the acquisition, with up to an additional $25 million earn-out to be paid in January 2000, based upon performance. The $25 million earn-out was paid by the Company in January 2000 as targets were met. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   589
   Property and equipment.................................................................................                   927
   Goodwill...............................................................................................                50,222
Liabilities assumed  .....................................................................................                (1,083)
                                                                                                                         -------
                                                                                                                         $50,655
                                                                                                                         =======

  In September 1999, the Company acquired Infodata AS. The Company paid approximately $1.1 million in cash, net of cash received in the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   327
   Property and equipment.................................................................................                    51
   Goodwill...............................................................................................                   894
                                                                                                                         -------
                                                                                                                         $ 1,272
                                                                                                                         =======

  In October 1999, pursuant to an asset purchase agreement dated August 6, 1999, between the Company and Milestone Group Holdings Limited, the Company purchased substantially all of the Computer Aided Medical Supplies assets of Milestone's. The Company paid approximately $3 million in cash. In addition, the Company is committed to pay up to an additional earn-out of up to $3.3 million based upon certain criteria and performance. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Property and equipment.................................................................................               $    14
   Goodwill...............................................................................................                 2,990
                                                                                                                         -------
                                                                                                                         $ 3,004
                                                                                                                         =======

  In November 1999, the Company acquired certain assets from American Transcriber Corporation of Florida, Inc. and Rodeer Systems, Inc. The Company paid approximately $6.4 million in cash. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   478
   Property and equipment.................................................................................                   317
   Goodwill................................................................................................                5,812
                                                                                                                         -------
                                                                                                                         $ 6,607
                                                                                                                         =======

  In December 1999, the Company acquired Linguex S.A.  The Company  issued a note in the principal amount of $4.9 million. On the 41st day after the effective date of the issuance of the note, this note was automatically converted into 184,602 shares of the Company's Common Stock pursuant to a formula based upon the Company's market price. In addition, the Company is committed to pay up to an additional earn-out of up to $1.2 million based upon performance. The purchase price has been allocated to the assets and the liabilities assumed based upon the fair value on the date of acquisition, as follows (in thousands):

Assets acquired:
   Working capital........................................................................................               $   (46)
   Property and equipment.................................................................................                   202
   Goodwill................................................................................................                4,752
                                                                                                                         -------
                                                                                                                         $ 4,908
                                                                                                                         =======

  At December 31, 1999, the Company reduced the goodwill with approximately $
9.5 million acquired tax benefits, which were previously included in the valuation allowances from several business acquisitions.

Pro forma results of operations

  The following unaudited pro forma combined results of operations present financial information as if the acquisitions had occurred at the beginning of each fiscal year. In preparing the pro forma data, adjustments have been made for the amortization of goodwill and the interest expense related to the debt used to finance a portion of the purchase price. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates nor is it necessarily indicative of results of operations which may occur in the future (in thousands except per share data):

                                                                       December 31,
                                                              ------------------------------
                                                               1997         1998        1999
                                                              ------       ------      -----
Revenues.................................................    $120,338     $251,740     $356,306
Net income (loss)........................................    $(24,122)    $(92,036)    $ 31,260
Net income (loss) per common share.......................    $  (0.69)    $  (0.92)    $   0.26


The 1997, 1998 and 1999 amounts include $33.8 million, $79.4 million and $0 in write offs of in-process research and development, respectively. In the consolidated financial statements these amounts were charged to earnings.


(6) Investments

    Investments in unconsolidated affiliates consist of the following (in thousands):

                                                                                           December 31,
                                                                                       ---------------------
                                                                                        1998           1999
                                                                                       -----          ------
Investments in joint ventures accounted for using the equity method (see note 1b)..    $   457       $   300
Long term funding provided to joint ventures, net..................................      2,182           151
Equity investments at cost and other (see note 15).................................      9,464        13,982
                                                                                       -------       -------
                                                                                       $12,103       $14,433
                                                                                       =======       =======

  During 1999, the Company has ended the joint efforts with the Chinese and Egyptian partners. Also, the Japanese joint venture has become a fully owned subsidiary of the Company (see note 1(b)). For the years ended December 31, 1997 and 1998, the Company's share of the losses from operations in the Japanese joint venture totaled approximately $115,000 and $280,000 respectively.

  In July 1999, the Company entered into a new business venture in Hong Kong to promote English learning as a second language in the People's Republic of China through the use of internet and handheld electronic devises. The Company has a 19% ownership in the Hong Kong joint venture.

  In July 1999, the Company and Intel Atlantic, Inc. formed an entity under the name iSAIL Solutions to develop e-commerce and telephony solutions (see note
15).  The Company has a 49% ownership in this joint venture.

  In October 1999, the Company entered into a joint venture agreement to build dialogue applications allowing users to communicate with a computer over the telephone and, in the future, dialogue applications on the Internet. The Company has 19.9% ownership in the Spanish joint venture.

   At December 31, 1997 the Company had a 49% interest in OmniVoice (formerly known as NDC Voice Corporation). The Company has recognized as a charge to income its share of losses of OmniVoice in 1996 and 1997 totaling approximately $145,000 and $909,000 respectively. During the year ended December 31, 1998 the Company and its partner NDC Corporation reorganized their investments in OmniVoice. Under this reorganization, the Company recorded a one-time non-cash charge of $4.1 million, which is reflected in share in loss of unconsolidated affiliates.

(7)  Accounts Receivable

     Included in accounts receivable are unbilled amounts for nonrefundable minimum royalties payable within a maximum of twelve months (see note 1(d)) and for engineering contracts accounted for under the percentage of completion method where the amounts are not billed until milestones are reached or the contracts have been completed. At December 31, 1998 and 1999, $26,350,000 and $9,873,000, respectively were unbilled. Net unbilled amounts for nonrefundable minimum royalties and other upfront revenues were $22,476,000 and $5,984,000 at December 31, 1998 and 1999, respectively. Net unbilled amounts for engineering contracts were $3,874,000 and $3,889,000 at December 31, 1998 and 1999,
respectively.

     The following table summarizes the allowance for doubtful accounts:

                                                               Balance at       Additions         Amounts          Balance at
                                                               beginning           to             written          the end of
                                                               of period        Allowance           off            the period
                                                               ---------        ---------         -------          ----------
Years ended December 31 :
  1997.....................................................     1,305            1,063              (326)              2,042
  1998.....................................................     2,042            4,617            (1,329)              5,330
  1999......................................................    5,330            5,511            (1,527)              9,314

(8)  Notes payable and credit facilities

     At December 31, 1998, the Company had a convertible note payable to Tiksoft LLC (see note 5) of $6 million.

     At December 31, 1999, the Company had a convertible note payable to Linguex S.A. of $4.9 million (see note 5) and approximately $10.5 million of notes payables to several Korean banks. All notes payables with Korean banks mature in the year 2000 and the related interest yield percentages range from 9.30% to 13%. The Korean notes payable are personally guaranteed by the President of L&H Korea and by deposits of the Company.

     At December 31, 1998 and December 31, 1999, the Company had an aggregate of $32.4 million and $20.7 million in borrowing capacity under credit facilities with Bank Artesia and Bank BACOB. The Bank BACOB merged into Bank Artesia in 1999. At December 31, 1998 and December 31, 1999, the Company has used $13.0 million and $3.1 million of these credit facilities.

     At December 31, 1999 the Company's credit facilities with the Bank Artesia are as follows:

     The Bank Artesia facility consists of a BEF 120 million (approximately $3 million) credit facility. The facility is available for consecutive periods of up to six months. This facility will be reduced by approximately BEF 60 million on December 31 of each of the years 1999 through 2000. Amounts drawn from the facility bear interest at BIBOR plus 1.5% per year. Unused amounts held available by the bank bear interest at 1% per year.

     The Bank Artesia facility also consists of a BEF 260 million (approximately $6.5 million) long-term facility. The facility can only be used to finance up to a maximum of 50% of the cost of potential acquisitions. The facility is available as a rollover facility for consecutive periods of up to six months. This facility expires on February 28, 2001 and will be reduced by two equal installments on each of February 28, 2000 and 2001. This rollover facility bears interest at LIBOR plus 1% per year. Unused amounts bear interest at 0.5% per year.

     The Bank Artesia facility also consists of two long-term facilities of BEF 225 million (each approximately $5.6 million). These facilities can only be used to finance the development of dictation software. These facilities are available as rollover facilities for consecutive periods of up to six months. These facilities expire on June 30, 2000 and have been reduced by two equal installments of $1.2 million on December 31, 1998 and June 30, 1999 and by another installment of $1.6 million on

December 31, 1999 and the remaining balance will be fully repaid by June 30, 2000. These rollover facilities bear interest at a cap strike price of 8% and a floating rate option of BIBOR- 3 months.

     The Bank Artesia facilities are secured by a pledge of certain assets of the Company.

(9)  Long-term Debt

     Long-term debt consists of the following (in thousands):

                                                                                                     December 31,
                                                                                                 ------------------------
                                                                                                   1998             1999
                                                                                                 -------          -------
Convertible Subordinated Notes (the "Notes") due 2001, bearing interest at 8% per year payable semiannually in arrears on May 15 and November 15, commencing on May 15, 1997; the
 Notes are convertible into shares of the Company's common stock, no par value, on or after
 January 19, 1997 and prior to redemption at maturity, at a conversion price of $5.1256 per share (equal to a conversion rate of 195.10 shares per $1,000 principal amount of the
 Notes), subject to adjustment under certain circumstances. During 1998 and 1999,  13,934
 and 2,159  notes converted into common stock (see note 13).................................     $  5,792         $  3,633

Non-transferable subordinated Bonds Refundable in Shares ("BRS") of the Company's common stock, 10,000 units issued in connection with the acquisition of Mendez in September 1996, due August 1998 for BRS Category A (6,900 units) and August 1999 for BRS Category B (3,100 units), bearing interest at 1.5% per year, payable annually on August 30, commencing on
 August 30, 1997. Each unit  has been converted into the Company's common shares of no par value equal to the nominal value of each BRS divided by the weighted average stock exchange price of such share on the NASDAQ during 90 trading days ending one day before
 reimbursement..............................................................................     $  1,243         $      -

Non-transferable subordinated Bonds Refundable in Shares ("BRS") of the Company's common stock, due November 30, 1999 and December 30, 1999; 10,000 units with nominal value of BEF
 10,000 per unit, issuable in connection with the acquisition of Lexitrans in November 1996 bearing an annual interest of 1.5% per year, payable on November 30 and December 30 commencing on November 30 and December 30, 1997 respectively. Each unit  has been converted into a number of the Company's common shares of no par value equal to the nominal value of each BRS divided by the weighted average stock exchange prices of such
 shares on the NASDAQ during 90 trading days before reimbursement...........................     $  3,048         $      -

Non-transferable subordinated Bonds Refundable in Shares of the Company's common stock,
 ("BRS"), due on November 30, 1999; 5,040 units of BEF 10,000 each, in connection with the acquisition of Translingua in November 1996, bearing an annual interest of 1.5% payable on
 November 30, commencing on November 30, 1997. Each unit  has been converted into a number of the Company's common shares of no par value equal to the nominal value of each BRS divided by the weighted average stock exchange price of such shares on the NASDAQ during
 90 trading days before reimbursement.......................................................     $  1,301         $      -

Non-transferable bond issued in May 1997 in connection with the acquisitionof GMS.  The bond, denominated in DEM and bearing an annual gross interest of 3%, is for a maximum period of three years redeemable thereafter at the option of the Company or the seller of
 GMS. The bond entitles the holder to one global warrant, exercisable 30 banking days after
 May 2000 and giving the right to subscribe to 48,000 shares of common stock of the
 Company. On August 26, 1999, the holder of the non-transferable bond agreed, as compensation for the granting of a bank guarantee by the Company in favor of the holder, to renounce the annual gross interest of 3 % as from the date of the non-transferable bond
 was originally granted.....................................................................     $  2,983         $  2,311

Bank Artesia loan, denominated in BEF, bearing interest at cap strike price of 8% and a floating rate option of BIBOR-3months, payable in 4 installments. Two equal installments of $1.2 million on December 31, 1998 and June 30, 1999 and by two equal installments of
 $1.6 million on December 31, 1999 and June 30, 2000. The facility  is secured by a pledge
 of certain assets of the Company...........................................................     $  6,508         $  1,556

Bank Artesia loan, denominated in BEF, bearing interest at cap strike price of 8% and a floating rate option of BIBOR-3months, payable in 4 installments. Two equal installments of $1.2 million on December 31, 1998 and June 30, 1999 and by two equal installments of
 $1.6 million on December 31, 1999 and June 30, 2000. The facility  is secured by a pledge
 of certain assets of the  Company..........................................................     $  6,508         $  1,556

Generale Bank Investment Loans of BEF 35 million in total for acquisition of Mendez headquarters building in Brussels, bearing a yearly interest of 7.7%; the loan is payable
 in 180 monthly installments. The loans are secured by a mortgage on the building...........     $    815         $    651

BFG Bank AG loan, denominated in DEM, bearing interest at 5.5% payable in 16 semi-annual installments. The installments of DEM 343 thousand are due on September 30, 1999 through
 March 31, 2007. The loan is secured by a land charge on the real estate in Oberdornen
 90-92, Wuppertal...........................................................................     $  3,013         $  2,648

Artesia Leasing & Renting capital lease of BEF 329 million for the new headquarters building in Belgium, bearing a fixed yearly interest of 6.42 % subject to change at the
 earliest after 15 years; the  lease is payable in 80 quarterly installments.                    $      -         $  8,191

Other, including obligations under capital leases...........................................     $  6,446         $  6,609
                                                                                                 --------         --------
Total long-term debt........................................................................       37,657           27,155

Less current installments...................................................................      (17,653)         ( 8,490)
                                                                                                 --------         --------
                                                                                                 $ 20,004         $ 18,665
                                                                                                 ========         ========

  The aggregate maturities of long-term debt, including obligations under capital leases for each of the subsequent years ending December 31, are as follows (in thousands):

2000......................................................................................................        $ 8,490
2001......................................................................................................          6,918
2002......................................................................................................          1,256
2003......................................................................................................            932
2004......................................................................................................            809
Thereafter................................................................................................          8,750
                                                                                                                  -------
   Total..................................................................................................        $27,155
                                                                                                                  =======

(10)   Leases

  The Company is committed under various capital leases for its headquarters building in Ieper, Belgium and for computer and other equipment which expire during varying periods between 3 to 20 years (see note 9). The gross amount of capital leases included in property and equipment is as follows (in thousands):

                                                                                          December 31,
                                                                                     -----------------------
                                                                                      1998             1999
                                                                                     ------           ------
Property and equipment...........................................................   $ 3,094          $10,645
Less accumulated depreciation....................................................    (1,291)          (1,283)
                                                                                    -------          -------
                                                                                    $ 1,803          $ 9,362
                                                                                    =======          =======


  The Company has entered into certain noncancelable operating leases, primarily for office premises and automobiles that generally expire over the next three to five years. Total rental expense for operating leases for the years ending December 31, 1997, 1998, and 1999 amounted to approximately $2,752,000, $3,601,000 and $6,182,000 respectively. Obligations under operating leases are as follows (in thousands):

2000......................................................................................................               $ 6,299
2001......................................................................................................                 5,297
2002......................................................................................................                 4,530
2003......................................................................................................                 3,701
2004......................................................................................................                 3,287
                                                                                                                         -------
   Total..................................................................................................               $23,114
                                                                                                                         =======

(11)  Intangibles

      Intangibles, net of amortization include the following (in thousands):

                                                                                          December 31,
                                                                                     ----------------------
                                                                                      1998           1999
                                                                                      -----          -----
Goodwill and other business acquisition intangibles..............................    $255,585     $410,732
Licenses.........................................................................       9,844       22,316
Prepaid royalties................................................................       6,490        6,014
Patents..........................................................................         395        1,026
Acquired voice technology........................................................       5,213        4,488
Other intangibles................................................................         108        1,214
                                                                                     --------     --------
                                                                                      277,635      445,790
Accumulated amortization.........................................................     (32,168)     (66,759)
                                                                                     --------     --------
                                                                                     $245,467     $379,031
                                                                                     ========     ========

(12)   Accrued Expenses

       Accrued expenses consist of the following (in thousands):


                                                                                          December 31,
                                                                                     ---------------------
                                                                                      1998           1999
                                                                                     -------       -------
Accrued payroll, related taxes and value added taxes.............................    $10,637       $ 9,219
Accrued income tax payable.......................................................      4,319        12,940
Accrued interest expenses........................................................      2,278         1,933
Accrued fees.....................................................................        564           523
Accrued legal expense............................................................      2,160            -
Accrued warranty and returns expense.............................................      2,753         1,302
Accrued consideration for specific companies acquired (note 5)...................      5,627        27,105
Other accrued expenses...........................................................      8,811        11,010
                                                                                     -------       -------
                                                                                     $37,149       $64,032
                                                                                     =======       =======

(13)  Shareholders' Equity

      The Company has the following shares outstanding at:

                                                                                                 December 31,
                                                                                         --------------------------
                                                                                           1998              1999
                                                                                         --------          --------

Common shares....................................................................        108,743,694    114,414,734
                                                                                         ===========    ===========
Automatically Convertible Stock..................................................                  -        895,932
                                                                                         ===========    ===========

 Recent Stock Transactions

  During 1999, 2,159 of the 8% Subordinated Convertible Notes issued in November 1996 were converted into 421,206 shares of common stock.

  During 1999 49,026 4.75% Preferred Income Equity Redeemable Shares were converted into 86,234 shares of common stock.

   During 1999 18,140 Bonds Reimbursable in Shares, issued in 1996 and 1997 within the framework of various acquisitions, were converted into 289,032 shares of common stock.

  During 1999, 2,914,930 warrants were converted into 2,914,930 shares of common stock.

  During 1999, the Company issued 197,354 shares of common stock as earn-out payments within the framework of several acquisitions in 1997.

  In March 1999, Microsoft Corporation converted 1,714,284 warrants into 1,714,284 shares of common stock.

  On April 12, 1999, Medquist, Inc. converted 48,000 warrants into 48,000 shares of common stock.

  On May 5, 1999, the Company, Intel Atlantic Inc. ("Intel"), and Stichting Administratiekantoor L&H-ACS, a Dutch Trust Foundation ( the "Trust") entered into a Securities Subscription Agreement, pursuant to which Intel invested $30 million in the Company via the Trust. The Trust subscribed to 895,932 shares of Automatically Convertible Stock at a price of $33.484684 per share (the "Purchase Price"), whereby the Trust holds the Automatically Convertible Stock in trust and on behalf of Intel and exercises the voting rights and all other rights attached to the Automatically Convertible Stock. In exchange for the acquisition and the holding in trust of the Automatically Convertible Stock, the Trust issued to Intel the Trust Foundation Certificates, exchangeable on and after November 5, 2000 into shares of Automatically Convertible Stock or upon conversion thereof, into shares of common stock of the Company.

  Each share of Automatically Convertible Stock will automatically convert into a number of fully paid shares of common stock of the Company determined by dividing the Purchase Price by the Conversion Price whereby the Conversion Price is determined as the lower of (i) the fair market value of the common stock or
(ii) the Purchase Price whereby the Conversion Price may not be lower than 75% of the Purchase Price.

  At December 31, 1998 and December 31, 1999, each of the Company's outstanding common shares had the right to one vote and had equal dividend rights, and each of the Company's outstanding automatically convertible shares had the right to two votes and had dividend rights equivalent to two common shares.


 Dividends

  Dividends are declared and are payable in BEF.   At December 31, 1998 and
1999, Lernout & Hauspie Speech Products N.V. had $32.7 million and $44.8 million, respectively, available for distribution.

  Under Belgian accounting principles, at December 31, 1997, 1998 and 1999, Lernout & Hauspie Speech Products NV 's amounts of accounting profits were approximately $12.3 million, $23.9 million and $14.1 million and the amounts of share capital were approximately $27.4 million, $33.8 million and $31.1 million. The Lernout & Hauspie Speech Products NV 's retained earnings include an amount of approximately $2.2 million that represents a legal reserve established in accordance with Belgian legislation. This reserve is not available for distribution.


 1993 Restricted Stock Purchase Plan

  In August 1993, the Company adopted the 1993 Restricted Stock Purchase Plan (the "1993 Plan") in order to provide long-term incentives and rewards to the Company's employees, officers, directors, advisors and consultants. A total of 4,000,000 shares of Class B, non-voting, $0.01 par common shares of the Company's subsidiary Lernout & Hauspie Speech Products USA, Inc. ("USA Class B shares") have been reserved for issuance under the 1993 Plan. Under the Plan, selected participants are offered the opportunity to purchase USA Class B shares for an amount not less than the fair market value of the restricted shares. The participant is required to pay $0.01 per share upon issuance and the balance of the purchase price is payable pursuant to a promissory note payable on or before the fifth anniversary of the date of issuance. The USA Class B shares are sold through a trust. Upon the vesting and receipt by the trust of payment in full for any of the USA Class B shares issued under the Plan, the Trustee will exchange such USA Class B shares for an equal number of the Company's common shares.

  Each participant under the Plan entered into a Restricted Stock Purchase Agreement. Under the terms of most of these agreements, 25% of the shares vested in June 1996, and an additional 6.25% of the shares vest every three months thereafter, subject to the Company's right to accelerate.

  In September 1993, in conjunction with the issuance of the USA Class B shares, the Company issued warrants to the Trust to purchase a total of 2,800,000 of the Company's Class A common shares at exercise prices ranging from $0.62 to $2.50 per share. In June 1995, the Company issued warrants to the Trust to purchase 500,000 of the Company's Class A common shares at $1.75 per share. The warrants can be exercised subject to the Plan's vesting requirements and not more than five years from the date of issuance.

  In April 1996, the Company amended the 1993 Plan to reduce the total number of shares that may be issued thereunder from 4,000,000 shares to 3,200,000 shares.

  At December 31, 1999, no options remain to be granted by the Company.

 1994 Time Accelerated Restricted Stock Option Plan

  In January 1994, the Company adopted the 1994 Time Accelerated Restricted Stock Option Plan (the "TARSOP"). A total of 6,060,000 common shares have been authorized for issuance under the TARSOP. On June 13, 1995, the Company issued options for the purchase of 6,060,000 shares to the Company's officers and key employees at a price of $1.75 per share with a vesting schedule of four to ten years. The vesting schedule is based upon the Company achieving certain performance objectives periodically set by the Compensation Committee of the Board of Directors.

  The options will be exercised through a Dutch foundation that was formed in 1995 for the purpose of administering the TARSOP. The foundation holds and exercises the TARSOP warrants for the benefit of the TARSOP participants.

  At December 31, 1999, 78,000 options remain to be granted by the Company.


 1995 Restricted Stock Option Plan

  In September 1995, the Company adopted the 1995 Restricted Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company is authorized to issue options to purchase up to 2,000,000 shares of common stock with a vesting period of ten years. In April 1996, the number of options to purchase common stock was increased from 2,000,000 shares to 2,800,000 shares.

  On June 21, 1996, the Company issued options for the purchase of 1,400,000 shares under the 1995 Plan. The exercise price is equal to the value expressed in BEF of the stock exchange quoted share price on the day preceding the day of granting.

  In November 1996 and December 1996, the Company increased the number of shares authorized for issuance pursuant to options granted under the 1995 Plan by an additional 400,000 shares and 2,800,000 shares respectively. As a result, the total number of shares authorized for issuance under the 1995 Plan was 6,000,000 at December 31, 1996.

  On February 25, 1997, the Company issued options for the purchase of 4,600,000 shares under the 1995 Plan. The exercise price is equal to the value expressed in BEF of the stock exchange quoted share price on the day preceding the day of granting.

   At December 31, 1999, 41,268 options remain to be granted by the Company.


 1997 Restricted Stock Option Plan

  In April 1997, the Company adopted the 1997 Restricted Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, the Company is authorized to issue options to purchase up to 4,800,000 shares of common stock. The exercise price is equal to the counter value expressed in BEF of the stock exchange quoted share price on the day preceding the day of granting. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee of the Company.

  At December 31, 1999, 178,656 options remain to be granted by the Company.

 1998 Option Plan for Employees of Acquired Companies

  In March and September 1998, the Company adopted a stock option plan for employees of certain companies acquired by the Company. Under this Plan, the Company is authorized to issue options to purchase up to an aggregate of 2,630,000 shares of common stock. The exercise price is equal to the counter value expressed in BEF of the stock exchange quoted share price on the day preceding the day of granting. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee of the Company.

  At December 31, 1999, 419,722 options remain to be granted by the Company.

 1998 Restricted Stock Option Plan

  In May 1998, the Company adopted the 1998 Restricted Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, the Company is authorized to issue options to purchase up to 3,000,000 shares of common stock. The exercise price is equal to the counter value expressed in BEF of the stock exchange quoted share price on the day preceding the day of granting. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee of the Company.

  On October 18, 1998 the Compensation Committee of the Company decided to lower the exercise prices of part of the options granted under the 1998 Plan to reflect the then current share value.

  At December 31, 1999, 268,848 options remain to be granted by the Company.


 1999 Restricted Stock Option Plan

  In May 1999, the Company adopted the 1999 Restricted Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, the Company is authorized to issue options to purchase up to 2,800,000 shares of common stock. On May 25, 1999, the Company issued options for the purchase of 2,800,000 shares under the 1999 Plan. The exercise price is equal to the counter value expressed in BEF of the stock exchange quoted share price on the day of granting. The terms of the options, including the exercise period, vesting schedule and restrictions on transfer, including restrictions on transfer of the underlying shares, are subject to the discretion of the Compensation Committee of the Company.

  At December 31, 1999, no options remain to be granted by the Company.


 Outstanding Warrants and Options

  At December 31, 1999, the Company had outstanding warrants and options to purchase an aggregate of 15,764,766 shares of common stock. Of the warrants and options outstanding at December 31, 1999, warrants and options to purchase 14,452,766 shares were outstanding under the 1993 Plan, the TARSOP, the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan. The table set forth below contains certain information relating to the outstanding warrants and options of the Company at December 31, 1999 except for warrants and options issued under the 1993 Plan, the TARSOP, the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan.

       Number of Shares           Date of Issuance       Expiration Date         Exercise Price
----------------------------    --------------------     ---------------      -------------------
           160,000                    03/20/1998            03/19/2003                   $6.91
            72,000                    05/27/1998            05/26/2003              BEF 363.63
         1,080,000                    06/11/1999            06/10/2004                       -
         ---------
         1,312,000
         =========


 FAS 123 Disclosure

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123), which encouraged the use of a fair value based method of accounting for compensation expense associated with stock options and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in, 1997, 1998 and 1999. The pro forma data presented below is not representative of the effects on reported amounts for future years since SFAS No. 123 does not apply to awards prior to 1995 and additional awards are expected in the future.


                                                                  As Reported                                   Pro Forma
                                                     -------------------------------------    --------------------------------------


                                                      1997           1998            1999         1997          1998           1999
                                                     -------------------------------------    --------------------------------------


Net income (loss) attributable to common
 shareholders (in thousands)...................  $   (14,276)  $    (52,678)  $     41,742  $   (18,503)  $    (64,109) $     22,227

Net income (loss) per common share.............  $     (0.20)  $      (0.52)  $       0.35  $     (0.26)  $      (0.64) $       0.19

Average shares outstanding.....................   69,863,056    100,469,190    119,423,724   69,863,056    100,469,190   119,423,724

Average fair value of grants during the year...                                             $      3.11   $       6.88  $       8.72

Black-Scholes option pricing model assumptions:
     Risk-free interest
     rate......................................                                                       5%            3%            5%

     Expected life (years).....................                                                       5             5             5
     Volatility................................                                                  Op  25%           60%           60%


                                      Options outstanding                                  Options Exercisable
                      ----------------------------------------------------     ----------------------------------------------------
                          Number       Weighted-Average                            Number
     Range of          Outstanding        Remaining       Weighted-Average       Exercisable                  Weighted-Average
  Exercise Prices      at 12/31/99     Contractual Life    Exercise Price        at 12/31/99                    Exercise Price
 ------------------    -----------    -----------------   ---------------      --------------                 ---------------------
                     (in thousands)                                             (in thousands)
$ 0.62 -  3.47             964                4.40             $ 1.79                 946                             $ 1.78
$ 3.47 - 5.58            3,254                6.40             $ 4.07               2,554                             $ 4.06
$ 5.58 - 6.71              902                7.70             $ 6.44                 454                             $ 6.47
$ 6.71 - 11.14           1,148                7.80             $10.54                 526                             $10.58
$ 11.14 - 14.15          4,796                8.60             $14.13               1,412                             $14.13
$ 14.15 - 19.73          2,570                9.20             $16.62                  98                             $16.07
                        ------                                                      -----
                        13,634                                                      5,990
                        ======                                                      =====

A summary of the activity in the plans, including the number of shares and the weighted average exercise price, follows:

                                                          1997                           1998                          1999
                                                   -------------------------  --------------------------  --------------------------

                                                                 Exercise                      Exercise                     Exercise

Summary                                             Shares        Price         Shares           Price      Shares            Price
-------------------------------------------        -------------------------  --------------------------  --------------------------

                                                   (in thousands)             (in thousands)              (in thousands)

Outstanding at beginning of year                        5,862       $1.54          12,682      $ 1.96          12,924       $ 4.63
Granted                                                10,310       $4.60           5,238      $12.85           4,638       $15.57
Exercised                                              (3,248)      $2.02          (4,788)     $ 3.21          (2,874)      $ 5.20
Forfeited                                                (242)      $4.23            (208)     $ 7.10          (1,054)      $10.38
                                                       ------                      ------                      ------
Outstanding at end of year                             12,682                      12,924                      13,634
                                                       ======                      ======                      ======

Options exercisable at year-end                         4,602                       4,272                       5,990


(14)  Income Taxes

      Income tax expense (benefit) consists of the following (in thousands):

                                                    Years ended December 31,
                                                   ---------------------------
                                                   1997        1998       1999
                                                   -----       ------     ----
Current taxes :
Belgium.......................................     $    -      $   -    $ 4,354
Foreign.......................................      1,022       2,287    17,644
                                                   ------      ------   -------
                                                    1,022       2,287    21,998
                                                   ------      ------   -------
Charge-in-lieu

Belgium.......................................          -          30       851
Foreign.......................................          -       1,647     7,229
                                                   ------      ------    ------
                                                        -       1,677     8,080
                                                   ------      ------    ------
Deferred taxes (benefit)
Belgium.......................................    (3,991)       1,109   (2,928)
Foreign.......................................      1,562           -         -
                                                   ------      ------    ------
                                                  (2,429)       1,109   (2,928)
Tax expense before minority interest..........    (1,407)       5,073    27,150
                                                   ------      ------    ------
Tax benefit reflected in minority
 interest.....................................          -     (1,625)   (3,024)
                                                   ------      ------    ------
Total tax expense (benefit)...................   $(1,407)     $ 3,448   $24,126
                                                   ======      ======    ======

  The Company's headquarters are located in an employment zone in the Flanders Region of Belgium. As a result, the Company was exempted from Belgian corporate income tax through December 31, 1998. In addition, after that date, the Company will be permitted to carry forward its Belgian accumulated taxable losses for an indefinite period of time. As of December 31, 1997, 1998 and 1999, the amount of these losses was approximately $44.2 million, $17.1 million and $0 million respectively.

  The US subsidiaries of the company have approximately $112.2 million of US federal net operating loss carryforwards which will expire during the years 2000 through 2019. The utilization of the acquired net operating loss carryforwards is subject to annual limitations as a result of the change in ownership of the entities that generated these losses, and it is expected that at least $18.9 million of the net operating loss will expire unused. In addition, the tax benefits of approximately $64.9 million and $47.4 million of the total amount of net operating loss carryforwards will be recorded as decreases to goodwill and increases to paid-in capital, respectively, when realized or when the valuation allowances are removed. The Company also has research and development tax credit carryforwards for federal income tax purposes of approximately $1.4 million which are available to reduce future federal income taxes, if any, through 2012.

  The US subsidiaries of the Company also have $56.3 million of state net operating loss carryforwards available to offset future taxable income for state tax purposes. These net operating loss carryforwards will expire during the years 2000 through 2004. The tax benefits of $17.7 million and $38.7 million of the state net operating loss carryforwards will be recorded as decreases to goodwill and increases to paid-in capital, respectively, when realized.

  As of December 31, 1999 the Company's subsidiary in Ireland had tax losses of approximately $3.0 million which can be carried forward indefinitely.

  As of December 31, 1999 the Company's subsidiaries in Germany had corporate income tax losses and trade tax losses of approximately $30.1 million and $14.1 million respectively which can be carried forward indefinitely. The tax benefits of acquired net operating loss carryforwards will be recorded as decreases to goodwill when realized.

  Income tax expense differs from the amount computed using the statutory Belgian income tax rate as follows (in thousands):


 Effective Rate Reconciliation

                                                                                Years ended December 31,
                                                                        -------------------------------------
                                                                         1997            1998           1999
                                                                        ----------    ----------     ----------
Profit (loss) before income taxes...................................   $(14,731)       $(45,183)       $73,392
Belgian statutory rate..............................................      40.17%          40.17%         40,17%
Income tax benefit at Belgian statutory rate........................     (5,917)        (18,150)        29,481
Losses for which no tax benefit was provided........................        360               -              -
Amortization of goodwill............................................      1,470           5,817         11,244
Write-off of in-process research and development which is not
 deductible.........................................................     13,587          24,973             -

Write-off of goodwill...............................................          -          1,488             -
Non deductible expenses.............................................      1,100            750           621
Untaxed Belgian income..............................................      (511)              -             -
Effect of lower tax rates in subsidiaries...........................      (162)              -       (4,070)
Benefit of net operating loss carry forwards and government grants..    (7,451)        (7,288)       (7,525)
Loss from unconsolidated affiliate not benefited....................          -          1,657             -
Change in valuation allowance.......................................    (3,891)        (4,551)       (2,928)
Other combined......................................................          8            377           327
Provision (benefit) for income taxes................................   $(1,407)       $  5,073       $27,150


  The tax effects of temporary differences that give rise to significant portions of these deferred tax assets and liabilities at December 31, 1998 and 1999, are presented below:

                                                                                            December 31,
                                                                                      ------------------------
                                                                                       1998             1999
                                                                                      --------         -------
                                                                                          (in thousands)
Deferred tax assets:
   Accounts receivable related principally to allowance for doubtful accounts....    $  5,739         $  5,100
   Inventory, primarily reserves not currently deductible........................       4,817            1,520
   Accrued expenses and reserves not currently deductible........................       3,563            6,196
   Tax operating loss carry forward..............................................      50,253           54,945
   Tax credit carryforwards, including research credits..........................       1,620           11,776
   Capitalized research and development..........................................       7,529           27,200
   Fixed assets (depreciation and step-up basis of assets in Germany)............         853            5,283
   Other.........................................................................           -              177
                                                                                      -------          -------
       Total gross deferred tax assets...........................................      74,374          112,197
       Valuation allowance.......................................................    $(63,663)        $(92,746)
                                                                                      -------          -------
       Net deferred tax assets...................................................      10,711           19,451
Deferred tax liabilities:
  Unrealized exchange gains......................................................           -           (4,231)
   Licenses, principally due to depreciation.....................................        (864)          (2,568)
   Fixed assets (depreciation)...................................................        (607)            (411)
   Business acquisitions transaction costs.......................................      (4,733)          (4,782)
  Other..........................................................................           -              (24)
                                                                                       ------           ------
       Total gross deferred tax liabilities......................................      (6,204)         (12,016)
                                                                                       ------           ------
Deferred tax assets after valuation allowance less deferred tax liabilities (Net
 deferred tax assets)............................................................    $  4,507         $  7,435
                                                                                      =======          =======

  During 1999, the Company increased the valuation allowance by $29.1 million to reflect management's current estimate of the expected utilization of net operating loss carry forwards and reversal of certain temporary differences.


(15) Related Party Transactions

 Strategic Alliance with Microsoft Corporation

     On September 10, 1997, the Company and Microsoft Corporation ("Microsoft" entered into a strategic alliance to accelerate development of speech products in multiple languages running on Microsoft Windows platforms. As part of this strategic alliance, the Company and Microsoft entered into a Patent License Agreement dated September 10, 1997, pursuant to which the Company and Microsoft have granted certain patent licenses to each other (the "License Agreement") and a Common Stock Purchase and Shareholders' Agreement (the "Microsoft Purchase Agreement") dated September 10, 1997 among the Company, certain affiliates of the Company and Microsoft, pursuant to which Microsoft agreed to purchase 5,800,840 shares of the Company's common stock for an aggregate purchase price of approximately $45 million ($7.7575 per share). In addition, each of Microsoft and Messrs. Lernout and Hauspie agreed to certain limitations on its or his ability to dispose of its or his capital stock in the Company. Mr. Bernard Vergnes represents Microsoft in the Company's Board of Directors.

  Pursuant to the Microsoft Purchase Agreement, the Company has agreed to submit to the shareholders for approval a capital increase to permit it to issue to Microsoft warrants to purchase 1,714,284 shares of common stock at an exercise price equal to $8.75 per share within six months following the date of the Microsoft Purchase Agreement if, in the reasonable opinion of the Company, Microsoft has created new business opportunities in connection with the strategic alliance between the Company and Microsoft. In the event that the Company fails to obtain shareholder approval for the issuance of the warrants, Messrs. Lernout and Hauspie have agreed to provide Microsoft with financial instruments of equal value. In December 1997, the Board of Directors of the Company determined that Microsoft's performance under the Purchase Agreement was complete and the Company committed to issue the warrants. Therefore an expense of approximately $1.8 million was recorded in December 1997. The amount of expense charged to income was based on the fair value of the warrants issued, determined using an option pricing model. In March 1999, Microsoft converted the 1,714,284 warrants into 1,714,284 shares of common stock of the Company.

  At December 31, 1998 and 1999, respectively, Microsoft held 5,800,840 (approximately 5%) and 7,515,124 (approximately 7%) of common stock of the Company.

  Microsoft is also a significant customer of the Company (see note 1 (v)).


  Strategic Alliance with Intel Atlantic Inc.

  On May 5, 1999, the Company and Intel Atlantic Inc. ("Intel") entered into a Subscription and Shareholders Agreement to set up jointly a business entity to develop e-commerce and telephony solutions using the Company's speech and language technologies.

  On July 13, 1999, the entity was formed under the name iSAIL Solutions N.V., 51% owned by Intel and 49% by the Company. Intel has appointed three of the five directors of iSAIL Solutions, and the Company has appointed the remaining two directors.

  As described in note 13, on May 5, 1999, Intel also completed its investment of $30 million in the Company. Via a trust foundation, Intel Atlantic Inc. subscribed to 895,932 shares of Automatically Convertible Stock at a price of $33.484684 per share.

  In 1999, the Company recognized $72,000 of revenue from Intel Corporation.


 Management and Financial Services Fees with Oldco N.V.

  The Company had a Management Services Agreement and a Financial Services Agreement with Oldco N.V. (prior to August 1996, called L&H Holding N.V.), a major shareholder of the Company. Both agreements were for five-year terms ending on December 31, 1997, which have been extended at that date until the winding-up of Oldco N.V. as per October 15, 1998. Under the agreements, Oldco N.V., through the three managing directors of the Company, provided management services to the Company as well as services related to financing and strategic financial management. At September 30, 1998, the Company paid a total of approximately $105,500 per month under both agreements. Under the terms of these agreements, payments are denominated in Belgian francs. No additional compensation is paid by the Company to each managing director other than reimbursement of expenses and the use of company cars. The Company paid Oldco N.V. $1.2 million, $0.9 million and $0 million for the years ended December 31, 1997, 1998 and 1999, respectively, for services rendered under these agreements.

  Both at December 31, 1998 and December 31, 1999, there were no payables outstanding under the Management and Financial Services Agreements to Oldco N.V.


 Management Agreement with Sarabo N.V.

  Since January 1999, the Company has a Management Agreement with Sarabo N.V. Under the Agreement, Sarabo N.V. through one of the managing directors of the Company, provided management services to the Company. At December 31, 1999, the Company paid approximately $35,400 per month under this agreement. Under the terms of this agreement, payments are denominated in Belgian francs. The Company paid Sarabo N.V. $0.4 million for the year ended December 31, 1999, for services rendered under this agreement.

  At December 31, 1999, there were no payables outstanding under this Agreement.

  The Company paid a total remuneration of approximately $70,800 per month for the two other managing directors.

  No additional compensation is paid by the Company to any managing director other than reimbursement of expenses and the use of company cars.


 Stock Transactions with Oldco and L&H Holding

  At December 31, 1998 and December 31, 1999, Oldco N.V. (prior to August 1996 called L&H Holding N.V.) held 6,303,588 shares of the Company's common stock.

  During 1996, a new legal entity was incorporated under the name L&H Holding N.V. At December 31, 1998 and December 31, 1999, the new L&H Holding N.V. held 12,744,000 shares of the outstanding common stock of the Company. In November 1996, L&H Holding N.V. also purchased $3.3 million in principal amount of the 1996 Notes.

  Sales to Mindmaker Inc., Excalibur Technologies N.V., SwiftTouch Corporation, Smartmove N.V., Xiox Corporation, CellPort Labs, Inc., Financial Architects N.V., Phonetic Topographics N.V., Oceania Inc., e-DOCS.net Inc., LanguageWare.net Ltd., Transics N.V., EHQ Inc., Cegeka Healthcare Systems N.V., Dictation Consortium N.V., Speech Systems Inc., Creator Ltd., FLV Telecom N.V., Hogadata Benelux N.V., Vasco Data Security International Inc., BCB Voice Systems Inc., ViA Inc., Telekol Corporation, Speech Machines Plc. and Oncuity Inc.

  The Company has recorded revenue in 1998 and 1999 from agreements with Mindmaker Inc., Excalibur Technologies N.V., SwiftTouch Corporation, Smartmove N.V., Xiox Corporation, CellPort Labs, Inc., Financial Architects N.V., Phonetic Topographics N.V., Oceania Inc., e-DOCS.net Inc., LanguageWare.net Ltd., Transics N.V., EHQ Inc., Cegeka Healthcare Systems N.V., Dictation Consortium N.V., Speech Systems Inc., Creator Ltd., FLV Telecom N.V., Hogadata Benelux N.V., Vasco Data Security International Inc., BCB Voice Systems Inc., ViA Inc., Telekol Corporation, Speech Machines Plc. and Oncuity Inc. All of these companies are partly owned by Flanders Language Valley Fund C.V.A. ("FLV Fund"), S.AI.L. Trust V.Z.W. ("S.AI.L. Trust") and/or L&H Investment Company N.V. ("LHIC").

  FLV Fund is a venture capital fund, focused on high technology based companies that specialize in speech and language based products. FLV Fund completed its initial public offering on EASDAQ in June 1998. Flanders Language Valley Management N.V. ("FLV Management") has authority over all management decisions on behalf of FLV Fund. Since 1998, the shares of FLV Management are held by Lessius Management Consulting, GIMV and S.AI.L. Trust, each holding 33% of the shares. As at December 31, 1999, two directors of the Company presently serve as two of the ten members of the Board of Directors of FLV Management. Under Belgian Law, these two directors are not permitted to participate in decisions of the Board of Directors of the Company or FLV Management in transactions involving both these companies, unless they disclose their conflict of interest to the Board of Directors and cause certain reporting obligations to be complied with by the Board of Directors and the Company's statutory auditor.

  S.AI.L. Trust (prior to September 1999 called Stichting Flanders Language Valley V.Z.W.), a not-for-profit entity, was formed in May 1998 to further support the economic development and to assist in the financing of the infrastructure of the Flanders Language Valley region. Projects to be supported by this trust include the construction of office and educational facilities in the Flanders Language Valley region dedicated to supporting and training speech and linguistic engineers, support of international education to train qualified personnel in the wide range of disciplines required by the speech and language technologies industries, and the provision of business advisory services to start-up companies in these industries. Messrs. Lernout and Hauspie have advised the Company that they do not have and do not intend to have a beneficial interest in the assets of this trust.

  LHIC, formed in October 1998, serves as an entity focused on long term and strategic investments in information technology companies, with a strong emphasis on speech, artificial intelligence and language related technologies, products and services. LHIC has initially been structured as L&H Holding's parent company and is fully owned by Messrs. Lernout and

Hauspie. As at December 31, 1999, three directors of the Company presently serve as three of the six members of the Board of Directors of LHIC. Under Belgian Law, these three directors are not permitted to participate in decisions of the Board of Directors of the Company or LHIC in transactions involving both these companies, unless they disclose their conflict of interest to the Board of Directors and cause certain reporting obligations to be complied with by the Board of Directors and the Company's statutory auditor.


 GIMV

  In November 1992, GIMV loaned to the Company $1.5 million that was converted into 668,000 Class C common shares in October 1994. In addition, on March 31, 1994, in consideration of additional loans totaling $1.7 million made to the Company, the Company issued to GIMV warrants to purchase 411,932 Class C common shares at an exercise price of $3.57 per share (converted into 438,576 warrants to purchase common stock upon the closing of the Company's IPO). The warrants expired on March 31, 1998 and have been converted into 438,576 shares of common stock of the Company. The loans were repaid in full in September 1994. Through December 31, 1995, GIMV converted 500 convertible bonds into 77,460 Class A1 common shares. Upon the closing of the Company's IPO, all Class A1 and C common shares held by GIMV were converted into common shares of the Company. Both at December 31, 1998, and December 31, 1999 GIMV held 2,835,056 shares (approximately 3%) of common stock of the Company.


  Investment in Mindmaker Inc. (prior to November 1998 called Associative Cognition Inc. and prior to August 1998 called Associative Computing Inc. ("ACI"))

  During 1997, the Company acquired for cash 638,700 shares of Series B Preferred Stock of Mindmaker for a total consideration of $3.5 million. Both at December 31, 1998 and 1999, respectively, the purchased shares represented 10% of the outstanding stock of Mindmaker on an as converted basis. The investment is carried at cost. A company representative is one of the seven members of the Board of Directors of Mindmaker. In 1998 and 1999, respectively, the Company recognized revenue from Mindmaker in an amount of $1,050,000 and $50,000.


 Investment in BCB Voice Systems Inc.

  In 1998, BCB Voice Systems issued and delivered to the Company, a non-interest bearing convertible note in the principal amount of $1,600,000, convertible in 1998 into 909,090 common shares of BCB Voice Systems. The contribution of the note to the capital of the Company resulted in the issuance of 53,334 common shares of the Company to BCB Holdings. Both at December 31, 1998 and 1999 the Company held 909,090 shares of BCB Voice Systems, representing 16% and 12% respectively of the outstanding stock of BCB Voice Systems. The investment is carried at cost. On February 5, 1999, the Company guaranteed an amount of $750,000 Convertible Debentures issued by BCB Voice Systems to TrustCapital Partners N.V. and a $750,000 operating line of credit of BCB Voice Systems with the National Bank of Canada and received in consideration therefor an aggregate of 750,000 warrants to purchase 750,000 common shares at an exercise price of $0.711 per share. The warrants expire on or before February 5, 2001. As from the date of the investment until December 31, 1998, the Company recognized revenue from BCB Voice Systems in an amount of $500,000.


 Investment in Speech Machines Plc

  In 1998, the Company acquired for cash 2,255,000 Series B Convertible Cumulative Redeemable Preference Shares of Speech Machines for a total consideration of $3.9 million. At December 31, 1998 and 1999, respectively, the purchased shares represented 18% and 13% of the outstanding stock of Speech Machines on an as converted basis. The investment is carried at cost. On September 29, 1998 Speech Machines and the Company also entered into an Authorized Reseller Agreement, which has been amended on January 15, 1999.
Under this Agreement, the Company shall pay revenues to Speech Machines of not less than $1,250,000. In 1998 the Company recognized revenue from Speech Machines in an amount of $819,181. No revenue was recognized during 1999.

  Investment in LanguageWare.net Ltd. (prior to October 1999 called Accent Software International Ltd.)

  In 1998, the Company acquired 4,000 shares of Series C Preferred Stock of LanguageWare.net for a total consideration of $4 million in cash. At December 31, 1998 and 1999, respectively, the purchased shares represented 23% and 20% of the outstanding stock of LanguageWare.net on an as converted basis. In 1999, the Company recognized revenue from LanguageWare.net in an amount of $35,000.

 Loan agreement with Vasco Data Security International, Inc.

  In 1998, the Company entered into an interest bearing loan agreement, at prime rate +1% (9.5% at December 31,1998), with Vasco Data Security International.
The Company loaned to Vasco Data Security International $3 million. All outstanding principal and interest was due and payable in full on January 4, 1999 and have been paid in full in April 1999. In 1998 the Company recognized revenue from Vasco Data Security International in an amount of $1,700,000. No revenue was recognized in 1999.

 Investment in Sail Labs Holding N.V. (prior to April 1999 called Sail Labs
N.V.)

  On January 27, 1999, the Company participated in the formation of Sail Labs Holding N.V. for the purpose of developing advanced speech and language technologies and products. After several capital increases, the Company held 275,000 shares of Sail Labs Holding, representing 19.9% of the outstanding stock of Sail Labs Holding. On March 23, 1999, the Company has entered into a license and development agreement with Sail Labs Holding pursuant to which the Company has licensed the Company's existing technology to Sail Labs Holding on a non-exclusive basis and Sail Labs Holding has undertaken long-term development projects to improve and enhance the Company's speech and language technologies and products. Sail Labs Holding has the right, subject to the Company's consent, to engage the Company's employees in connection with the development projects that it has undertaken pursuant to the agreement. The Company has the right to invoice Sail Labs Holding for all expenses associated with its use of the Company's employees, including wages and overhead expenses. In 1999, the Company invoiced an amount of $2,140,597 to Sail Labs Holding.

 Investment in ESL.com Limited

   On June 11, 1999, Lernout & Hauspie Asia Pte. Ltd., a wholly owned subsidiary of Lernout & Hauspie Speech Products N.V., Group Sense Limited and Huajian Electronic Corporation Limited formed a new business venture in Hong Kong, named ESL.com Limited, to promote English learning as a second language in the People's Republic of China through the use of internet and handheld electronic devices. At December 31, 1999, Lernout & Hauspie Asia Pte. Ltd., Group Sense Limited and Huajian Electronic Corporation respectively held 19%, 51% and 30% of ESL.com Limited. In 1999, the Company recognized revenue from ESL.com Limited in an amount of $1,000,000.

(16)  Commitments and Contingencies

 Contingent Considerations Payable for Acquisitions

      The Company is committed to pay the previous shareholders of acquired companies a maximum amount of approximately $9.7 million if certain financial performance targets of profitability are reached by these companies (see note
5).


 Class Action Lawsuit

  The Company is a named party in a consolidated class action lawsuit which alleges, in general, that the Company improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. The lawsuit contends that the Company's actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "34 Act") and Rule 10b-5 promulgated under the 34 Act. Plaintiffs filed these lawsuits on behalf of all purchasers of the Company's common stock during varying periods which range from as early as April 28, 1997 through December 4, 1998. These plaintiffs seek: (1) unspecified compensatory damages; (2) attorneys' and experts' fees; and (3) other relief.

  The Company believes that the claims are groundless and the Company is vigorously defending itself. Nevertheless, class action litigation can be expensive and time consuming. Although the Company cannot make any guarantees regarding the outcome of these actions, it believes that the outcome will not have material adverse effect on the Company's business, financial condition or results of operations.

(17)  Segment Information

  The following table summarizes financial information by geographic area (in thousands):

 Revenues by Destination

                                                             Years ended December 31,
                                           ------------------------------------------------------------
                                               1997                     1998                    1999
                                           ---------------       ---------------         --------------
United States........................           $26,524                $ 79,695                $ 79,286
Belgium..............................            40,375                  58,930                  34,343
Europe, other........................            25,709                  63,315                  79,079
Singapore............................                 -                      29                  80,297
Korea................................             1,645                     245                  62,874
Far East, other......................             5,118                   9,378                   8,358
                                                -------                --------                --------
                                                $99,371                $211,592                $344,237
                                                =======                ========                ========

 Long-lived Assets

                                                             Years ended December 31,
                                               ----------------------------------------------------------
                                                   1997                      1998                  1999
                                               ------------              ------------           ---------
United States........................             $ 52,273                $117,115                $128,032
Belgium..............................               18,477                  57,772                 141,115
Europe, other........................               31,442                  97,659                 101,782
Singapore............................                    -                   5,434                   5,169
Korea................................                    -                       -                  52,471
Far East, other......................                2,954                   5,098                   4,269
                                                  --------                --------                --------
                                                  $105,146                $283,078                $432,838
                                                  ========                ========                ========

  The following tables summarize financial information by business unit (in thousands):

 1997

                                               Technologies                               Consulting
                                                     &                                        &
                                                 Solutions           Applications          Services               Total
                                             ----------------        ------------         ----------            -----------
Revenues..................................            $33,402            $ 34,307             $31,662           $ 99,371
Depreciation and amortization.............             (3,281)             (3,241)             (3,242)            (9,764)
Write off of in-process research and
 development..............................             (7,723)            (26,100)                  -            (33,823)

Segment profit (loss).....................             15,677              (7,824)              9,162             17,015
Segment assets............................             37,559              41,400              48,334            127,293

Capital expenditures......................              3,156                 803                 498              4,457


 1998

                                               Technologies                             Consulting
                                                    &                                       &
                                                Solutions         Applications           Services             Total
                                               -----------       -------------           ---------            -----
Revenues..................................           $ 82,809            $ 60,883            $ 67,900           $211,592
Depreciation and amortization.............           (10,131)            (12,286)             (4,068)           (26,485)
Write off of in-process research and
 development..............................           (12,910)            (66,463)                   -           (79,373)

Segment profit (loss).....................           (47,032)            (35,850)              24,910             36,092
Segment assets............................             92,651             151,318             108,218            352,187
Capital expenditures......................              2,929               2,850               1,785              7,564


 1999

                                               Technologies                                Consulting
                                                     &                                         &
                                                 Solutions            Applications          Services             Total
                                               -------------          ------------         ----------           -------
Revenues..................................           $138,660            $113,693            $ 91,884           $344,237
Depreciation and amortization.............            (18,533)            (21,838)             (6,437)           (46,808)
Segment profit (loss).....................            100,492              72,867              29,814            203,173
Segment assets............................            255,540             157,347             109,538            522,425
Capital expenditures......................              6,075               2,036               2,434             10,545


 Reconciliation of Segment Information

                                                                      Years ended December, 31
                                                       ----------------------------------------------------
                                                       1997                   1998                     1999
                                                       ----                   ----                     ----
Profit and loss statement
 Total profit (loss) for reportable segments.          $ 17,015               $ 36,092                $203,172
 Unallocated amounts :
  Transition expense.........................              (695)                (1,821)                      -
  General and administrative.................           (23,086)               (52,848)                (87,270)
  Research and development...................             6,393)               (25,165)                (49,621)
  Litigation.................................              (757)                     -                       -
  Other income (expense).....................              (815)                (1,441)                  7,111
                                                        -------                -------                --------
Loss before income taxes and minority
 interest....................................          $(14,731)              $(45,183)               $ 73,392
                                                        =======                =======                 =======

                                                                     Years ended December 31,
                                                       --------------------------------------------------
                                                       1997                  1998                    1999
                                                       ----                  -----                   ----

Assets :
Total assets for reportable segments.........         $127,293              $352,187                 $522,425
 Unallocated amounts :

  Cash.......................................              127,822                188,464                   125,730
  Marketable securities......................                    -                    965                     4,900
  Other current assets.......................                5,244                 13,308                    18,814
  Deferred financing costs...................                  823                      -                         -
  Investments................................                6,875                 12,103                    14,433
  Deferred tax assets........................                3,991                  4,507                     7,435
                                                           -------                -------                   -------
Total assets.................................             $272,048               $571,534                  $693,737
                                                           =======                =======                   =======

(18)  Major Customers (see note 1v)

  The following table summarizes sales to major customers (sales in excess of 10% for the year) as a percentage of total sales:

                                                                      Years ended December 31,
                                                         --------------------------------------------------
                                                         1997                   1998                   1999
                                                         -------              ---------              ------
Customer A...................................              19%                    -                      -
Customer B...................................              13%                   12%                     9%
Customer C...................................              15%                    9%                     1%


(19)  Engineering Revenues

  The following is a table of engineering revenues and cost of engineering revenues included in the various businesses (in thousands).

                                                                    Years ended December 31,
                                                        --------------------------------------------------
                                                        1997                   1998                   1999
                                                        ----                   ----                   ----
Revenues :
      Technologies & Solutions...........              $ 8,164                $12,446                 4,811
      Applications.......................               23,896                  9,330                 1,000
      Consulting & Services..............                    -                      -                     -
                                                        ------                 ------                 -----
                                                       $32,060                 21,776                 5,811
                                                        ======                 ======                 =====
Cost of sales
      Technologies & Solutions...........              $ 3,269                $ 6,894                $3,416
      Applications.......................              $10,785                  3,117                   744
      Consulting & Services..............                    -                      -                     -
                                                        ------                 ------                 -----
                                                       $14,054                $10,011                $4,160
                                                        ------                 ------                 -----
Gross profit                                           $18,006                $11,765                $1,651
                                                        ======                 ======                 =====

(20)  Subsequent Events (unaudited)

     On January 19, 2000, the Company issued 29,490 shares within the framework of an asset purchase agreement entered into with Colette Consulting Group.

     On January 19, 2000, the Company acquired the assets of Omni-Med Transcription Inc. The Company paid $10 million in cash and $14 million through a promissory note, payable in each case on April 3, 2000. In addition, the Company is committed to pay up to an additional $6 million for this business acquisition. The additional consideration will become payable if certain financial targets are met in 1999 and 2000.

  On January 27, 2000 the Company issued 1,142,856 shares of common stock at a purchase price of $26.25 per share to an institutional investor.

  On January 27, 2000 the Company acquired Linguistic Technologies, Inc. ("LTI") through the merger of LTI with a wholly-owned subsidiary of the Company. The Company paid approximately $9.5 million in cash for LTI, of which $1 million is being held in escrow to secure LTI's indemnification obligations under the merger agreement. In addition, the Company will be obliged to pay up to an additional $2.75 million to the former shareholders of LTI if certain milestones are met by LTI before April 27, 2001.

  On February 1, 2000, the Company issued 1,142,858 shares of common stock at a purchase price of $26.25 per share to an institutional investor.

  On February 18, 2000 the Company acquired Elan Informatique S.A. ("ELAN").
The Company paid $5.1 million in cash. In addition the Company will be obliged to pay up an additional $8 million to the former shareholders of ELAN if certain milestones for the business years 2000 and 2001 are met by ELAN.

  On March 31, 2000, the Company issued 720,000 shares of common stock at a purchase price of $55.75 per share to an institutional investor.

  On April 3, 2000, the Company issued 500,000 shares of common stock at a purchase price of $56.50 per share to an institutional investor.

  In April 2000, the Company acquired Interactive Systems Inc., a Pittsburgh-based speech and language technology developer, for approximately $8.9 million in cash with a $4 million earn-out over 2 years.

  In May 2000, the Company entered into an agreement to acquire additional assets of Rodeer Systems, Inc., consisting of Rodeer's business operations in the states of Arizona, Georgia, Minnesota, Oklahoma, Texas and some operations in California for an aggregate purchase price of approximately $25 million in cash.

 Acquisition of Dictaphone Corporation

  On May 5, 2000, the Company acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of its wholly-owned subsidiaries. Dictaphone Corporation, headquartered in Stratford Connecticut, is a leader in selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. Dictaphone has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunication, data management, computer and electronics industries.

  In connection with the merger the Company issued a total of approximately 9.4 million shares of its common stock in exchange for all of the outstanding shares of Dictaphone common stock. The Company was also required to assume or refinance approximately $430 million of Dictaphone debt and other obligations. The Company will use the purchase method to account for this acquisition.

  The shares issued in the merger initially have not been registered under the U.S. Securities Act, and are subject to restrictions on transfer as set forth in that Act and the rules and regulations of the U.S. Securities and Exchange Commission. The Company has granted the stockholders of Dictaphone registration rights for the shares of common stock which they received in the merger. Stonington Capital Appreciation Fund 1994, L.P., which owned approximately 96% of the issued and outstanding Dictaphone common stock, has agreed to hold approximately 3.6 million shares of common stock which it received in the merger for a period of two years.

  During the two year period following the merger, Stonington has assigned certain voting rights to all the shares it acquired in the merger for so long as it holds the shares by agreeing to hold the shares through an entity controlled by Messrs. Jo Lernout and Pol Hauspie. In addition, subject to conditions, the Company has agreed to nominate a designee of Stonington for election as one of its directors, and entities controlled by Messrs. Lernout and Hauspie have agreed to vote their shares to elect that nominee.

  In connection with the Dictaphone acquisition, the Company was required to assume or refinance approximately $430 million of Dictaphone debt and other obligations. Dresdner Bank Luxembourg S.A., Deutsche Bank N.V., Artesia Banking Corporation N.V., KBC Bank N.V. and Fortis Bank N.V. collectively provided a total of $430 million in financing in connection with the acquisition. The acquisition financing consisted of a $200 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20 million revolving credit facility to Dictaphone which bears interest at LIBOR plus 125 basis points. These credit facilities are unsecured and contain financial and other covenants, including a covenant that the Company not borrow any additional amounts under its existing credit facilities. Borrowings under the five year facility will be for renewable terms of up to six months and therefore may be required to be accounted for as short term debt.

  Initial funding of $200 million under the short term facility and $30 million under the five year facility was used to repay Dictaphone's existing bank debt, to satisfy other obligations in connection with the acquisition and to cover closing costs. The remaining committed amount will be available to cover the $200 million of Dictaphone's senior subordinated notes, should they be put to the Company within 90 days of the closing by the noteholders at 101% of par, as permitted by the terms of the notes. These notes are also redeemable by Dictaphone at a declining rate beginning at 105.875% of par commencing in August 2000.

 Acquisition of Dragon Systems

  On June 7, 2000, the Company acquired Dragon Systems, Inc. through its merger with and into one of its wholly-owned subsidiaries. Dragon Systems, headquartered in Newton, Massachusetts, is a leading supplier of speech and language technology. Dragon Systems' product offerings include continuous and discrete dictation products for consumer, business and professional markets, command and control programs, vertical market add-on vocabularies for specialized applications, such as legal and medical, customized telephony solutions, and developers' tools.

  In connection with the merger, the Company issued approximately 10.01 million shares of common stock to Dragon stockholders in exchange for all of the outstanding shares of Dragon common stock. In addition, the Company converted all outstanding Dragon stock options into options to acquire approximately 1.65 million shares of its common stock at a weighted average exercise price of $20.15 per share. The Company intends to use the purchase method to account for this acquisition.

  The shares issued in the merger initially were not registered under the U.S. Securities Act, and are subject to restrictions on transfer as set forth in that Act and the rules and regulations of the U.S. Securities and Exchange Commission. The Company has granted the stockholders of Dragon Systems registration rights for the shares of common stock which they received in the merger. Principal Stockholders of Dragon Systems have agreed not to sell approximately 4.69 million of the shares which they received in the merger for a period of four months, and approximately 4.69 million shares for a period of one year. These stockholders have also assigned voting rights to all the shares subject to the restrictions on transfer to entities controlled by Messrs. Jo Lernout and Pol Hauspie.