Form 10-Q
period 2000-03-31
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-06-30
CIK 1002131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000
                                         --------------

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

          Commission file number  0-27296
                                  -------

                    LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.
                    --------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          The Kingdom of Belgium                     N/A
          ----------------------         --------------------------
       (State or Other Jurisdiction    (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

         52 Third Avenue, Burlington, Massachusetts           01803
         ----------------------------------------------------------
   (Address of Principal Executive Offices in the U.S.      Zip Code)

      Registrant's Telephone Number, Including Area Code: (781) 203-5000
                                                          --------------
           _________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No

The number of shares outstanding of the Registrant's Common Stock, no par value, as of June 27, 2000, was 141,980,366.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                                   FORM 10-Q
                                   ---------
                                     INDEX
                                     -----

                                                                     Page
                                                                     ----
EXPLANATORY NOTE....................................................  4

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed consolidated Balance Sheets at December 31,
         1999 and March 31, 2000 (unaudited)........................  5

         Condensed consolidated Statements of Operations for
         the Three Months Ended March 31, 1999
         and 2000 (unaudited).......................................  7

         Condensed consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 1999
         and 2000 (unaudited).......................................  8

         Notes to Interim Condensed Consolidated
         Financial Statements....................................... 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................ 19

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...............................................  33

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings..........................................  35

Item 2. Changes in Securities......................................  35

Item 3. Defaults Upon Senior Securities............................  37

Item 4. Submission of Matters to a Vote of Security Holders........  37

Item 5. Other Information..........................................  37

Item 6. Exhibits and Interim Reports...............................  37

Signatures.........................................................  39

                               EXPLANATORY NOTE

Until our acquisition of Dictaphone Corporation on May 5, 2000, we were a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters. On May 12, 2000 we filed a Form 6-K for our quarter ended March 31, 2000. This quarterly report on Form 10-Q is being filed voluntarily by us for the same quarter to satisfy the filing requirements that would have been applicable to us had we not been a foreign private issuer as of March 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                    December 31, 1999           MARCH 31, 2000
                                                               ---------------------------------------------------
                            ASSETS                                                               (UNAUDITED)
Current assets:
         Cash and cash equivalents............................          $ 125,730                  $178,850
         Marketable securities................................              4,900                       289
         Accounts receivable, net (1).........................            104,020                   129,803
         Value added tax and other receivables................              2,616                     3,442
         Inventory............................................              3,700                     5,085
         Prepaid expenses and other current assets.............            12,498                    16,164
                                                                        ---------                  --------
                      Total current assets.....................           253,464                   333,633
                                                                        ---------                  --------
Deferred tax assets............................................             7,435                     7,435
Property and equipment, net of accumulated depreciation
  of $25,914 and $30,058, respectively.........................            33,688                    36,870
Investments....................................................            14,433                    25,872
Intangibles, net of amortization...............................           379,031                   417,340
Software development costs, net of amortization................             5,687                     8,054
                                                                        ---------                  --------
                    Total assets...............................         $ 693,738                  $829,204
                                                                        =========                  ========
                      LIABILITIES AND
                    SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable.........................................         $  15,724                  $ 14,454
         Current portion of long-term debt.....................             8,490                     8,208
         Accounts payable......................................            19,582                    21,803
         Accrued expenses......................................            64,032                    65,962
         Deferred revenue......................................             2,980                     8,315
                                                                        ---------                  --------
                    Total current liabilities..................           110,808                   118,742
Long-term debt, less current portion...........................            18,665                    18,120
                                                                        ---------                  --------
                    Total liabilities..........................           129,473                   136,862
                                                                        ---------                  --------
Minority interest..............................................                 -                       183
Company-obligated mandatorily redeemable
  security of subsidiary trust holding solely
  parent convertible subordinated debentures...................           146,672                   130,997
Commitments and contingencies
Shareholders' equity:
        Common shares, no par value: 114,415 and 119,753
           shares issued and outstanding at December 31, 1999
           and March 31, 2000, respectively....................           113,498                   114,859
         Common shares, no par value: automatically
           convertible stock, 896 shares issued and outstanding               494                       494
        Additional paid-in capital.............................           421,466                   548,908
        Accumulated deficit....................................          (107,898)                  (91,451)
         Accumulated other comprehensive loss..................            (9,967)                  (11,648)
                                                                        ---------                  --------
                      Total shareholders' equity...............           417,593                   561,162
                                                                        ---------                  --------
            Total liabilities and shareholders' equity.........         $ 693,738                  $829,204
                                                                        =========                  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The following summarizes accounts receivable, from companies partially owned by the Company, FLV Fund, S.AI.L Trust and / or L&H Investment Company and from certain other related parties. Accounts receivable at December 31, 1999 included a total of $10,695 from Microsoft Corporation, LanguageWare.net Ltd., CellPort Labs Inc., Xiox Corporation, Smartmove N.V., EHQ Inc., Iris N.V., Transics N.V., Phonetic Topographics N.V., De Wilde CBT N.V., Intel Corporation, Nordisk Spraktechnologi AS, e-DOCS. Net Inc., Speech Systems Inc., Hogadata Benelux N.V., BCB Voice Systems Inc., ESL.com Ltd., Telekol Corporation, Financial Architects N.V., Vasco Data Security International Inc, Cegeka Healthcare Systems N.V., Computer Voice Dictation Solutions Inc., iSAIL Solutions N.V., and Sail Labs N.V. and at March 31, 2000 included a total of $11,817 from Microsoft Corporation, LanguageWare.net Ltd., CellPort Labs Inc., Xiox Corporation, Smartmove N.V., EHQ Inc., Iris N.V., Phonetic Topographics N.V., Intel Corporation, e-DOCS. Net Inc., Speech Systems Inc., Hogadata Benelux N.V., BCB Voice Systems Inc., ESL.com Ltd., Telekol Corporation, Financial Architects N.V., Vasco Data Security International Inc, Cegeka Healthcare Systems N.V., Computer Voice Dictation Solutions Inc., iSAIL Solutions N.V., and Sail Labs N.V.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                 -------------------------------
                                                        1999              2000
                                                        ----              ----
Revenues/(1)/:
       Technologies and Solutions............... $     24,726      $     58,886
       Applications.............................       22,568            27,993
       Consulting and Services..................       23,414            23,815
                                                 ------------      ------------
            Total revenues......................       70,708           110,694
                                                 ------------      ------------
Cost of Sales:
       Technologies and Solutions...............        2,788             5,530
       Applications.............................        3,861             6,624
       Consulting and Services..................       14,091            13,694
                                                 ------------      ------------
              Total cost of sales...............       20,740            25,848
Selling, general and administrative.............       22,049            30,715
Research and development, net...................        9,805            16,279
Amortization of goodwill and other business
 acquisition intangibles........................ ------------      ------------
                                                        7,175            11,130
                                                 ------------      ------------
                Total operating expenses  .            59,769            83,972
                                                 ------------      ------------
Operating income................................       10,939            26,722
Other expenses (income):
        Interest and other financing expenses...           69             2,151
        Interest income.........................       (2,269)           (2,248)
        Foreign exchange gains and losses, net..       (4,761)           (5,817)
        Share in losses of unconsolidated                 464             3,056
         affiliates............................. ------------      ------------
               Total other expenses (income)....       (6,497)           (2,858)
                                                 ------------      ------------

Income before income taxes and minority
 interests...................................... $     17,436      $     29,580

Provision for income taxes......................        5,226            12,123
                                                 ------------      ------------
Income before minority interest.................       12,210            17,457
Minority interest, net of taxes.................        1,146             1,010
                                                 ------------      ------------
Net income...................................... $     11,064      $     16,447
                                                 ============      ============
Net income per common share:
 Basic.......................................... $       0.10             $0.14
                                                 ============      ============
 Diluted........................................ $       0.10      $       0.13
                                                 ============      ============
Weighted average number of shares outstanding:
 Basic..........................................  109,163,316       118,582,950
 Diluted........................................  116,115,826       127,865,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The following summarizes revenues from companies partially owned by the Company, FLV Fund, S.AI.L. Trust, and/or L&H Investment Company and from certain other related parties. Revenues for the three months ended March 31, 1999 included $7.9 million from Microsoft Corporation, Associative Computing Inc., Excalibur Technologies N.V., Nordisk Sprateknologi AS, Omnicontact Corporation, Smartmove N.V., Xiox Corporation, Oceania Inc. and e-DOCS.net Inc and for the three months ended March 31, 2000 included $7.4 million from Microsoft Corporation, Language Ware.net.Ltd., Phonetic Topographics N.V., De Wilde CBT N.V., Nordisk Sprakteknologi AS, and Intel Corp.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                           --------------------
                                                             1999        2000
                                                           --------    --------
Cash flows from operating activities:
Net income................................................. $ 11,064   $ 16,447

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation...............................................    1,701      2,586
Amortization of goodwill and other business acquisition
 intangibles...............................................    7,175     11,130
Amortization of other intangibles, including software
 development costs.........................................    1,666      3,977
Share in loss of unconsolidated affiliates.................      464      3,056
Loss on sale of property and equipment.....................       10          1
Changes in operating assets and liabilities:
 Accounts receivable, net..................................   (7,637)   (26,475)
 Inventories, net..........................................     (713)    (1,019)
 Prepaid expenses and other current assets.................   (1,000)    (2,198)
 Accounts payable..........................................   (2,222)     4,393
 Accrued expenses..........................................   (1,412)     4,312
 Deferred revenue..........................................    1,337      4,611
                                                           --------- ----------
Net cash provided by operating activities..................   10,433     20,821
                                                           --------- ----------
Cash flows from investing activities:

Acquisition of businesses, net of cash acquired............   (1,145)   (57,521)
Licenses and software development costs capitalized........   (3,347)    (3,847)
Additions to property and equipment........................   (2,731)    (5,112)
Investments in and loans provided to unconsolidated joint
 ventures.................                                         -     (4,134)
Investments in and loans provided to associated companies..     (713)    (8,610)
Proceeds from (purchases of) marketable securities.........      (47)     4,604
Proceeds from sale of property and equipment...............      535         11
                                                           --------- ----------
Net cash used for investing activities.....................   (7,448)   (74,609)
                                                           --------- ----------
Cash flows from financing activities:

Repayment of notes payable to banks........................   (6,278)    (5,204)
Proceeds from notes payable to banks.......................      210      5,417
Repayment of long-term debt and capital lease obligations..   (3,602)      (448)
Proceeds from long-term debt...............................       30        147
Proceeds from issuance of common and preferred shares......   16,251    108,345
                                                           --------- ----------
Net cash provided by financing activities..................    6,611    108,257
                                                           --------- ----------
Effect of exchange rate changes on cash and cash
 equivalents...............................................   (9,936)    (1,349)
                                                           --------- ----------
Increase (decrease) in cash and cash equivalents...........     (340)    53,120

Cash and cash equivalents at beginning of period...........  188,464    125,730
                                                           --------- ----------
Cash and cash equivalents at end of period................. $188,124   $178,850
                                                           ========= ==========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest................... $  1,907   $  2,320
Cash paid during the period for income taxes............... $    862   $  5,190

Noncash investing and financing transactions:

Conversion of convertible bonds to common shares........... $  1,234   $ 13,768
Issuance of common shares for acquisitions................. $     --   $  6,691
Issuance of convertible debt on acquisition of
 subsidiaries.............................................. $     --   $  3,033

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

          The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1999.

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

          A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows (in thousands except share and per share amounts):


                                                      Three Months Ended
                                                          March 31,
                                         ------------------------------------------
                                                  1999                 2000
                                         ------------------------------------------

Net income                               $       11,064        $       16,447

Weighted average number of common shares outstanding during the period:

      Basic                                  109,163,316          118,582,950
      Dilutive stock options                   6,487,824            9,148,992
      Dilutive bonds                             342,524                  ---
      Dilutive warrants                          122,162              133,836
                                         ---------------       --------------
      Diluted                                116,115,826          127,865,778

Net income per common share:

      Basic                              $          0.10       $         0.14

      Diluted                            $          0.10       $         0.13

(3)  Shareholders' Equity

          On January 19, 2000, the Company issued 29,490 shares of common stock within the framework of the asset purchase agreement entered into with Colette Consulting Group.

          On January 27, 2000, the Company issued 1,142,856 shares of common stock at a purchase price of $26.25 per share to an institutional investor.

          On February 1, 2000, the Company issued 1,142,858 shares of common stock at a purchase price of $26.25 per share to an institutional investor.

          On March 31, 2000, the Company issued 720,000 shares of common stock at a purchase price of $55.75 per share to an institutional investor.

(4)  Contingencies

     CONTINGENT CONSIDERATION PAYABLE FOR ACQUISITIONS

          As of March 31, 2000, the Company was committed to pay the previous shareholders of certain acquired companies a maximum amount of approximately $31.75 million if certain financial performance targets of profitability are reached by these companies.

     Class Action Lawsuit

          The Company is a named party in a consolidated class action lawsuit which alleges, in general, that the Company improperly accounted for write-offs of in-process research and development in connection with certain acquisitions. The lawsuit contends that the Company's actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "34 Act") and Rule 10b-5 promulgated under the 34 Act. Plaintiffs filed these lawsuits on behalf of all purchasers of the Company's common stock during varying periods ranging from as early as April 28, 1997 through December 4, 1998. The plaintiffs seek: (1) unspecified compensatory damages; (2) attorneys' and experts' fees; and (3) other relief.

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

(5)    SEGMENT INFORMATION

          The following tables summarize financial information by geographic area (in thousands):

     Revenues by Destination

                                          Three Months Ended March 31,
                                          ----------------------------
                                               1999            2000
                                          -------------   ------------
     United States............            $    20,154     $     19,939
     Belgium..................                 14,739            9,178
     Europe, other............                 22,435           19,748
     Singapore................                 10,430              501
     Korea....................                     97           58,932
     Far East, other..........                  2,853            2,396
                                           ----------     ------------
                                          $    70,708     $    110,694
                                           ==========     ============

     Long-lived Assets

                                                        March 31,
                                           -----------------------------
                                                1999            2000
                                           ------------     ------------
     United States............            $   113,547     $    170,768
     Belgium..................                 54,503          136,365
     Europe, other............                 96,749          113,534
     Singapore................                  5,282            5,275
     Korea....................                    ---           57,807
     Far East, other..........                  5,723            4,387
                                          -----------     ------------
                                             $275,804     $    488,136
                                          ===========     ============

     The following tables summarize financial information by business unit (in thousands):

     Three months ended March 31, 1999

                                                Technologies                         Consulting
                                                     &                                   &
                                                 Solutions        Applications        Services           Total
                                                 ---------        ------------        --------           -----
     Revenues...........................         $ 24,726          $ 22,568          $ 23,414         $ 70,708
     Depreciation and amortization......           (2,557)           (6,385)           (1,600)         (10,542)
     Segment profit.....................           19,382            12,320             7,724           39,426
     Segment assets.....................          103,207           142,837           105,390          351,434
     Capital expenditures...............            1,176               623               932            2,731

     Three months ended March 31, 2000

                                                Technologies                         Consulting
                                                     &                                   &
                                                 Solutions        Applications        Services           Total
                                                 ---------        ------------        --------           -----
     Revenues...........................         $ 58,886          $ 27,993          $ 23,815         $110,694
     Depreciation and amortization......           (8,734)           (7,261)           (1,698)         (17,693)
     Segment profit.....................           44,622            14,108             8,424           67,154
     Segment assets.....................          281,402           196,947           113,718          592,067
     Capital expenditures...............            3,619               917               576            5,112

     Reconciliation of Segment Information

                                                   Three months ended March 31,
                                                 ------------------------------
                                                    1999                  2000
                                                 --------              --------
     Total profit for reportable segments....    $ 39,426              $ 67,154
     Unallocated amounts :
     General and administrative..............     (18,682)              (24,153)
     Research and development................      (9,805)              (16,279)
     Other income............................       6,497                 2,858
     Net income before income taxes and
      minority interests.....................    $ 17,436              $ 29,580

                                                            March 31,
                                                 ------------------------------
                                                    1999                  2000
                                                 --------              --------
     Total assets for reportable segments....    $351,434              $592,067
     Unallocated amounts:
     Cash....................................     188,123               178,850
     Marketable securities...................         973                   289
     Other current assets....................      14,525                24,691
     Investments.............................      12,671                25,872
     Deferred tax assets.....................       4,507                 7,435
     Total assets............................    $572,233              $829,204



(6)  Comprehensive Income

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to the change in the cumulative translation adjustment and is presented separately on the balance sheet as required.

          A reconciliation of comprehensive income is as follows (in thousands):

                                                   Three months ended March 31,
                                                 ------------------------------
                                                    1999                  2000
                                                 --------              --------
     Total profit for reportable segments....    $ 39,426              $ 67,154
     Net income as reported .................    $ 11,064              $ 16,447
     Change in the cumulative translation
      adjustment....................              (10,968)               (1,681)
                                                 --------              --------

Comprehensive income....................         $     96              $ 14,766
                                                 ========              ========

(7)  Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the year ending December 31, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its financial position, results of operations or liquidity.

          On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 provides guidance for issues that have arisen in applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The Company has not yet determined the effect that the provisions of FIN 44 will have on its financial position, results of operations or liquidity.

(8)  ACQUISITIONS

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

          On January 27, 2000, the Company acquired Linguistic Technologies, Inc. ("LTI") through the merger of LTI with a wholly-owned subsidiary of the Company. The Company paid approximately $9.5 million in cash for LTI, of which $1 million is being held in escrow to secure LTI's indemnification obligations under the merger agreement. In addition, the Company will be obliged to pay up to an additional $2.75 million to the former shareholders of LTI if certain milestones are met by LTI before April 27, 2001.

          On February 18, 2000, the Company acquired Elan Informatique S.A. ("ELAN") for $5.1 million in cash. In addition the Company will be obligated to pay up an additional $8 million to the former shareholders of ELAN if certain milestones for the fiscal years 2000 and 2001 are met by ELAN.


(9)  SUBSEQUENT EVENTS

     Stock split

          In April 2000, the Company declared a two-for-one split of its common shares which was effective in May 2000. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the stock split.

     Acquisition of Dictaphone Corporation.

     On May 5, 2000, the Company acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of its wholly-owned subsidiaries. Dictaphone, headquartered in Stratford, Connecticut, is a leader in selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. In connection with the merger the Company issued a total of approximately 9.4 million shares of its common stock in exchange for all of the outstanding shares of Dictaphone common stock. The Company was also required to assume or refinance approximately $430 million of Dictaphone debt and other obligations. The Company will use the purchase method to account for this acquisition.

     Fortis Bank N.V., KBC Bank N.V., Artesia Banking Corporation N.V., Deutsche Bank N.V. and Dresdner Bank Luxembourg S.A. collectively provided a total of $430 million in financing in connection with the acquisition. The acquisition financing consisted of a $200 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20 million revolving credit facility to Dictaphone which bears interest at LIBOR plus 125 basis points. These credit facilities are unsecured and contain financial and other covenants, including a covenant of the Company not to borrow any additional amounts under its existing credit facilities. Borrowings under the five year facility will be for renewable terms of up to six months and therefore may be required to be accounted for as short-term debt.

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

     Acquisition of Dragon Systems, Inc.

     On June 7, 2000, the Company acquired Dragon Systems, Inc. through its merger with and into one of its wholly-owned subsidiaries. Dragon Systems, headquartered in Newton, Massachusetts, is a leading developer and supplier of speech and language technology. In connection with the merger, the Company issued approximately 10.01 million shares of common stock to Dragon Systems stockholders in exchange for all of the outstanding shares of Dragon Systems common stock. In addition, the Company converted all outstanding Dragon Systems stock options into options to acquire approximately 1.65 million shares of its common stock at a weighted average exercise price of $20.15 per share. The Company will use the purchase method to account for this acquisition.

     Other Acquisitions

     In April 2000, the Company acquired Interactive Systems Inc., a Pittsburgh-based speech and language technology developer, for approximately $8.9 million in cash with a $4 million earn out over 2 years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report may constitute forward-looking statements. These statements include, but are not limited to, statements involving our plans, objectives, expectations and intentions, and may include statements involving the financial and other contributions expected from our acquisitions, development plans and recently introduced products, technologies and solutions,, and the timing of the introduction of new products, technologies and solutions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ from those anticipated in these forward looking statements include known and unknown risks, including uncertainty of new product development, the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, early stage of development of the speech and language technology markets, our ability to manage our growth and changing business, including our recent acquisitions of Dictaphone Corporation and Dragon Systems, Inc., the retention of key technical and other personnel, currency and other risks related to international operations, rapid technological change and intense competition, as well as other risks set forth in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any of these statements to reflect any change in our expectations or any change in events, conditions or circumstance on which the statement is based.

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

     To address these large potential markets, beginning in the second half of 1998, we have implemented a strategy to expand the breadth of our speech and language technologies to include a total of up to 36 languages. We have licensed our software development kits and tools to strategic partners to develop additional language versions of our technologies and applications. These strategic partners take the financial risk and share in the rewards for speech and language applications for these additional languages. During 1999 we entered into strategic alliances for the development of Thai, Thamil, Hindo, Turkish, Vietnamese, Urdu, Malay, Taiwanese, Arabic and Armenian languages. Beginning in the third quarter of 1999, we further expanded our strategic alliance program by licensing our software development kits and tools to strategic partners to develop machine translation language pairs.

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

     During 1999, we also began to shift our strategy in Europe and America from pure licensing of our speech and language technologies to the licensing of our technologies in the context of joint development projects with our customers for the development of speech and language applications. The goal of this shift in strategy is to increase our longer-term revenues by structuring our licensing to achieve greater revenue-sharing with our customers. This shift has resulted in a reduction of our receipt of up-front license fees for these products in both Europe and America.

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

ACQUISITION OVERVIEW

     Following our formation in 1987, we initially focused on the development of our core speech technologies. Beginning in the third quarter of 1996, we began expanding our business, moving into applications, solutions and services, through internal development and acquisitions. We have set forth below a summary of our more significant acquisitions and acquisitions under agreement, since January 1, 2000.

     Dictaphone Corporation

     On May 5, 2000, we acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of our wholly-owned subsidiaries. Dictaphone, headquartered in Stratford, Connecticut, is a leader in selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. Dictaphone has two operating segments, System Products and Services and Contract Manufacturing. The System Products and Services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The Contract Manufacturing segment consists of the manufacturing operations which provides outside electronics manufacturing services to original equipment manufacturers in the telecommunication, data management, computer and electronics industries. During 1999, Dictaphone had total revenues of $353.7 million and a net loss of $8.9 million.

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

     Dragon Systems, Inc.

     On June 7, 2000, we acquired Dragon Systems, Inc. through its merger with and into one of our wholly-owned subsidiaries. Dragon Systems, headquartered in Newton, Massachusetts, is a leading supplier of speech and language technology. Dragon Systems' product offerings include continuous and discrete dictation products for consumer, business and professional markets, command and control programs, vertical market add-on vocabularies for specialized applications, such as legal and medical, customized telephony solutions, and developers' tools. During 1999, Dragon Systems had total revenues of $60.0 million and a net loss of $21.8 million.

     In connection with the merger we issued approximately 10.01 million shares of our common stock to Dragon Systems stockholders in exchange for all of the outstanding shares of Dragon Systems common stock. In addition, we converted all outstanding Dragon Systems stock options into options to acquire approximately 1.65 million shares of our common stock at a weighted average exercise price of $20.15 per share. We will use the purchase method to account for this acquisition.

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

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial data for the periods indicated as a percentage of total revenues ($ are in thousands):

                                                Three Months Ended         THREE MONTHS ENDED
                                                    MARCH 31,                 MARCH 31,
                                                      1999                      2000
                                                      ----                      ----
Total Revenues:
  Technologies & Solutions.......................      35%                       53%
  Applications...................................      32                        25
  Consulting & Services..........................      33                        22
                                                      ----                      ----
     Total Revenues  .                                100                       100
COST OF REVENUES:
  Technologies & Solutions.......................       4                         5
  Applications...................................       5                         6
  Consulting & Services..........................      20                        12
                                                      ----                      ----
     Total Cost of Revenues......................      29                        23

OPERATING EXPENSES:
  General & administrative.......................      13                        10
  Marketing & sales..............................      18                        18
  Research & development.........................      14                        15
  Amortization and write-off of goodwill.........      10                        10
                                                      ----                      ----
     Total Operating Expenses....................      85                        76

Operating Income                                       15                        24
                                                      ----                      ----
Other (income) expense                                 (9)                       (3)
                                                      ----
Minority interests                                      2                         1
                                                      ----                      ----
Provision for income taxes                              7%                       16%
                                                      ----                      ----

     For the first quarter of 2000, total revenues were $110.7 million, an increase of 57% over total revenues of $70.7 million for the first quarter 1999. This increase was attributable to increases in revenues of all of our divisions. This increase was primarily attributable to increases in revenues of our Technologies and Solutions, and Applications divisions, primarily from the Far East where our revenues increased substantially due to revenues generated in the Korean market as a result of combining our technologies, products, solutions and services with Bumil's existing business. In the first quarter of 2000 our revenues from Korea increased to $58.9 million from $97,000 in the first quarter of 1999.

     Speech and language technologies and solutions revenue increased by 138% to approximately $58.9 million in the first quarter of 2000 from approximately $24.7 million in the first quarter of 1999. This increase was primarily attributable to increases in revenue associated with the telecom and the personal computer, multimedia and embedded markets. These increases were partially offset by a decrease in revenues associated with the license of our development tools and our intelligent content management technologies. In the first quarter of

2000, we had no technologies and solutions revenue attributable to nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our core speech and language technologies, compared to approximately $6.3 million of such revenue in the first quarter of 1999.

     Speech and language applications revenue increased by 24% to approximately $28.0 million in the first quarter of 2000 from approximately $22.6 million in the first quarter of 1999. This increase was primarily attributable to an increase in revenue for industry and professional solutions, including the addition of medical transcription revenue as a result of our recent acquisitions, and retail and other applications. In the first quarter of 2000, we had approximately $6.0 million of medical transcription revenue, compared to no such revenue in the first quarter of 1999. These increases were partially offset by a decrease in revenues associated with the license of our development tools to develop additional language versions and language pairs for our applications products. In the first quarter of 2000, we had no applications revenues attributable to nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products, compared to $6.3 million of such revenue in the first quarter of 1999.

     Speech and language consulting and services revenue increased slightly to approximately $23.8 million in the first quarter of 2000 from approximately $23.4 million in the first quarter of 1999. In the first quarter of 2000, revenues from Microsoft and its affiliates constituted 27% of our consulting and services revenue, compared to 25% in the first quarter of 1999.

     Cost of Revenues. Total cost of revenues as a percentage of revenues decreased to 23% in the first quarter of 2000 from 29% in the first quarter of 1999. This decrease was primarily attributable to an improvement in margins of our technologies and solutions division, and an increase in the percentage of our revenues derived from that division.

     Costs of speech and language technologies and solutions revenue as a percentage of such revenue decreased to 9% in the first quarter of 2000 from 11% in the first quarter of 1999. Our improvement in margins was primarily attributable to a more favorable mix of sales of products and technologies and volume efficiencies associated with our increased revenues.

     Costs of speech and language applications revenue as a percentage of such revenue increased to 24% in the first quarter of 2000 from 17% in the first quarter of 1999. This increase was primarily attributable to the addition of revenue for medical transcription services and a decrease in revenues from our license of development tools.

     Cost of consulting and services revenue as a percentage of such revenues decreased to 58% in the first quarter of 2000 from 60% in the first quarter of 1999. This decrease was primarily attributable to a more favorable mix of our sales of these services.

     General and Administrative Expense. General and administrative expense increased by 17% to approximately $10.6 million, or 10% of total revenues, in the first quarter of 2000 from approximately $9.0 million, or 13% of total revenues, in the first quarter of 1999. The increase in general and administrative expense was primarily attributable to the inclusion of general and administrative expenses of our acquired businesses for the periods after their acquisition, and to increased personnel and related costs to support our revenue growth.

     Marketing and Sales Expense. Marketing and sales expense increased by 55% to approximately $20.1 million, or 18% of total revenues, in the first quarter of 2000 compared to approximately $13.0 million, or 18% of total revenues, in the first quarter of 1999. The increase in marketing and sales expense was primarily attributable to increased sales.

     Research and Development Expense. Research and development expense increased 66% to approximately $16.3 million, or 15% of total revenues, in the first quarter of 2000 from approximately $9.8 million, or 14% of total revenues, in the first quarter of 1999. This increase was primarily attributable to our increase in research and development efforts and personnel, through acquisitions and internal growth, to address our expansion in different markets, in particular the Asian markets, as well as to support our broader product and technology portfolio.

     Amortization and Write-off of Goodwill. Our amortization of goodwill increased 55% to approximately $11.1 million, or 10% of total revenues, in the first quarter of 2000, from approximately $7.2 million, or 10% of total revenues, in the first quarter of 1999. This increase reflects goodwill resulting from our acquisitions.

     Other (Income)/Expense. Our other (income)/expense includes interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses, our share in the losses of unconsolidated affiliates and debt conversion expense. We recognized other income of approximately $2.9 million in the first quarter of 2000 compared to other income of approximately $6.5 million in the first quarter of 1999. This other income recognized in the first quarter of 2000 was primarily a result of interest income attributable to our cash and investment balances and foreign exchange gains. Our foreign exchange gains and losses have been primarily attributable to unrealized exchange gains resulting from the increase and decrease in the value of the U.S. dollar in relation to the Belgian franc and other functional currencies of our non-U.S. subsidiaries, principally the Korean won and euro, as well as the increase and decrease in our dollar denominated assets. A significant portion of our cash and short-term investments are denominated in U.S. dollars. Because our functional currency for our non-U.S. operations is their local currency, we are required to recognize unrealized foreign exchange gains with respect to our U.S. dollar denominated assets of these operations when the value of the U.S. dollar increases in relation to their functional currency and unrealized foreign exchange losses when the relative value of the U.S. dollar decreases. Our unrealized foreign exchange gains were $4.2 million in the first quarter of 2000. Our interest income and foreign exchange gains in the first quarter of 2000 were partially offset by $3.1 million of expenses attributable to our share in the losses of unconsolidated affiliates.

     Minority Interest. Our minority interest expense, net of taxes, relates to our share of the distribution obligations under the $156.0 million of preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense decreased to $1.0 million in the first quarter of 2000 compared to $1.1 million in the first quarter of 1999.

     Provision for Income Taxes. In the first quarter of 2000, we recognized income tax expense of approximately $12.1 million, compared to approximately $5.2 million in the first quarter of 1999. The increase in our provision for income taxes reflects the depletion of the tax loss carry-forwards of our Belgian parent company, as well as tax charges for our businesses outside Belgium. In the first quarter of 2000, our Korean subsidiary obtained a special tax status, which provides that its income relating to the sale of products developed in Korea will be exempt from taxation.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had working capital of approximately $214.9 million, including approximately $179.1 million in cash and marketable securities.

     In the first three months of 2000, our operating activities provided approximately $20.8 million of cash. Our net income of approximately $16.4 million included non-cash expenses of approximately $11.1 million of amortization of goodwill, $4.0 million of amortization of other intangibles, including software development costs, and $2.6 million of depreciation. Our uses of cash included an increase in accounts receivable of approximately $26.5 million. The increase in accounts receivable was primarily attributable to our increased revenues and to several large contracts entered into at the end of the quarter.

     In the first three months of 2000, our investing activities used approximately $74.6 million of cash, including approximately $57.5 million for acquisitions, approximately $3.8 million for the acquisition of licenses and capitalized software development costs, approximately $5.1 million in additions to property and equipment, and approximately $12.7 million of investments in unconsolidated joint ventures and associated companies.

     On May 5, 2000, we acquired Dictaphone Corporation. Fortis Bank N.V., KBC Bank N.V., Artesia Banking Corporation N.V., Deutsche Bank N.V. and Dresdner Bank Luxembourg S.A. collectively provided a total of $430 million in financing in connection with the acquisition. The acquisition financing consisted of a $200 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20 million revolving credit facility to
Dictaphone which bears interest  at LIBOR plus 125 basis points.   These credit
facilities are unsecured and contain financial and other covenants, including a covenant not to borrow any additional amounts under the Company's existing credit facilities. Borrowings under the five year facility will be for renewable terms of up to six months and therefore may be required to be accounted for as short term debt.

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

     In June 2000, we acquired Dragon Systems, Inc. in an all stock transaction. In connection with that acquisition, we repaid a $3 million term loan on behalf of Dragon. From March 31, 2000 through June 8, 2000, we acquired additional businesses, other than Dragon and Dictaphone, for a total purchase price of $16.4 million in cash. In addition, we are required to pay up to an additional $4.0 million for these acquisitions if performance targets are met. In May 2000, we entered into an agreement to acquire additional assets of Rodeer Systems, Inc. for an aggregate purchase price of approximately $25 million in cash.

     In the first three months of 2000, our financing activities provided us approximately $108 million of cash, primarily attributable to the sale of common stock, including approximately $98.4 million from the sale of a total of 3,005,714 shares of our common stock to institutional investors.

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

     We believe that our existing resources, including our new bank lines of credit, and the anticipated cash generated from operations, will be sufficient to fund our planned operations for at least the next 12 months. However, we intend to seek additional sources of cash during the year to increase our financial flexibility or to fund acquisitions. The sufficiency of our resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm our business, including without limitation the factors set forth in the introduction to this
Item 2.

YEAR 2000 READINESS

     We did not experience any material difficulties related to the Year 2000 problem on December 31, 1999 and have not experienced any such difficulties that we are aware of since that date. In addition, our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. We intend to continue to monitor our systems for potential difficulties through the remainder of the year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of March 31, 2000, the Company has approximately $37.8 million in fixed rate debt.

FOREIGN EXCHANGE

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors.

     Changes in currency exchange rates that would have the largest impact on translating our non-U.S. dollar operating profit include the Belgian franc, the British pound, the German mark and the Korean Won. The currency exchange rates to the U.S. dollar at December 31,1999 and March 31, 2000, respectively, are as follows:


Foreign currency             Exchange rate to the U.S. Dollar
----------------------------------------------------------------------------
                             December 31,1999      March 31,2000
----------------------------------------------------------------------------
  BEF                              40.16                        42.23
----------------------------------------------------------------------------
  GBP                               0.62                         0.63
----------------------------------------------------------------------------
  DEM                               1.95                         2.05
----------------------------------------------------------------------------
  KRW                            1,141.5                      1,108.3
----------------------------------------------------------------------------

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

       No Material Developments.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (All data in this Item 2 related to shares and per share amounts have been adjusted to reflect a two-for-one stock split of the Company's common stock distributed on May 12, 2000 to stockholders of record on April 28, 2000.)

     On May 27th and June 4th 1998, L&H Capital Trust I (the "Trust") issued in a registered offering an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities (the "PIERS"). The PIERS are convertible into shares of the Company's common stock at a conversion price of $28.425 per share (subject to certain adjustments in certain transactions). On the following dates certain of the holders of the PIERS converted their PIERS into the amount of common stock of the Company set forth below:


DATE                   COMMON STOCK ISSUED
----                   -------------------

January 7, 2000              17,590
January 12, 2000             17,590
January 18, 2000            124,802
February 1, 2000            121,986
February 23, 2000            35,706
March 6, 2000               145,642
March 13, 2000                5,276
March 17, 2000               87,950

     The Company's 8% Convertible Subordinated Notes are convertible into shares of the Company's common stock at a conversion price of $5.1256 per share, subject to adjustments under certain circumstances. On the following dates, the Company issued shares of its common stock to holders of its 8% Convertible Subordinated Notes upon conversion thereof, as follows:


DATE                   COMMON STOCK ISSUED
----                   -------------------

January 13, 2000              5,852
January 19, 2000              3,706
January 28, 2000              7,802
February 29, 2000             3,900
March 9, 2000                14,240

     On January 19, 2000, the Company issued 29,490 shares of common stock to Collette Consulting Group ("CCG") in connection with its acquisition of CCG and pursuant to the asset purchase agreement dated January 11, 2000.

     In December 1999, the Company acquired Linguex S.A.  The Company issued a note in the principal amount of $4.9 million. On January 27, 2000 the note was automatically converted into 184,602 shares of the Company's common stock.

     On January 31, 2000, the Company issued 19,036 shares of common stock to Matra Nortel Communications in connection with its acquisition of Matra.

     On May 16, 1997, the Company acquired 100% of the issued and outstanding shares of GMS, a company incorporated under the laws of Germany. The Company paid approximately $8.5 million in cash, net of cash received in the acquisition. On March 9, 2000, the Company issued 74,720 shares of the Company's common stock to the former stockholders of GMS following the satisfaction of certain conditions in the acquisition agreement.

     On March 29, 2000, the Company issued 72,000 shares of common stock to Medquist Inc. in connection with the conversion of warrants held by Medquist.

     With regard to all of the transactions mentioned above, the Company relied upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act as exemptions from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

Item 6.   EXHIBITS AND INTERIM REPORTS
          ----------------------------

                              (a) Exhibits  None
                               -------------------

(B) INTERIM REPORTS
            -------

     We filed the following reports on Form 6-K and Form 8-K during the fiscal quarter ended March 31, 2000:

     1. On February 14, 2000, we filed a Form 6-K concerning our 1999 Fourth Quarter results.

     2. On February 24, 2000, we filed a Form 6-K concerning (i) a legal dispute between the Company and Medquist, Inc., and (ii) certain unaudited pro forma financial information for the 1999 Fourth Quarter.

     3. On March 9, 2000, we filed a Form 6-K regarding the Company's definitive agreement to acquire Dictaphone Corporation.

     4. On March 22, 2000, we filed a Form 6-K concerning our acquisition of Dictaphone Corporation.

     5. On March 30, 2000, we filed a Form 6-K concerning (i) the settlement of the lawsuit of Medquist Transcriptions Ltd., and
          (ii) the Company's definitive agreement to acquire Dragon systems, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 30, 2000

                                  LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.


                                  By: /s/ Gaston Bastiaens
                                      --------------------
                                      Gaston Bastiaens
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                  By: /s/ Carl Dammekens
                                      ------------------
                                      Carl Dammekens
                                      Senior Vice President of Finance and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)