Form 10-Q
period 2000-06-30
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-08-14
CIK 1002131

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2000
                                         -------------

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

          Commission file number  0-27296
                                  -------

                     LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       The Kingdom of Belgium                       N/A
      ------------------------            --------------------------
    (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

   52 Third Avenue, Burlington, Massachusetts                     01803
   -------------------------------------------------------------------------
   (Address of Principal Executive Offices in the U.S.)         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (781) 203-5000
                                                           --------------

    ----------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No


The number of shares outstanding of the Registrant's Common Stock, as of August 10, 2000, was 143,154,761.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                                   FORM 10-Q
                                   ---------
                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
EXPLANATORY NOTE.......................................................   3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at December 31, 1999
        and June 30, 2000 (unaudited)..................................   4

        Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended June 30, 1999 and 2000 (unaudited)..   5

        Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1999 and 2000 (unaudited)............   6

        Notes to Interim Condensed Consolidated Financial Statements...   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................  19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  32

Item 2. Changes in Securities..........................................  32

Item 3. Defaults Upon Senior Securities................................  35

Item 4. Submission of Matters to a Vote of Security Holders............  35

Item 5. Other Information..............................................  39

Item 6. Exhibits and Interim Reports...................................  39

Signatures.............................................................  40

                                EXPLANATORY NOTE

Until our acquisition of Dictaphone Corporation on May 5, 2000, we were a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters.

In April 2000 we announced a two-for-one split of our common stock which was distributed in May 2000. All data related to share and per share amounts for all periods presented have been adjusted to reflect the stock split.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                                    DECEMBER 31, 1999           JUNE 30, 2000
                                                               ---------------------------------------------------
                            ASSETS                                                               (UNAUDITED)
Current assets:
         Cash and cash equivalents.............................         $ 125,730                $  199,393
         Marketable securities.................................             4,900                       288
         Accounts receivable, net (1)..........................           104,020                   237,067
         Value added tax and other receivables.................             2,616                     6,525
         Inventory.............................................             3,700                    27,125
         Prepaid expenses and other current assets.............            12,498                    60,699
                                                                        ---------                ----------
                    Total current assets.......................           253,464                   531,097
                                                                        ---------                ----------
Deferred financing costs.......................................                 -                     6,491
Deferred tax assets............................................             7,435                     7,702
Property and equipment, net of accumulated depreciation
  of $25,914 and $72,078, respectively.........................            33,688                    75,129
Investments....................................................            14,433                    35,310
Intangibles, net of amortization...............................           379,031                 1,703,678
Software development costs, net of amortization................             5,687                    13,369
                                                                        ---------                ----------
                    Total assets...............................         $ 693,738                $2,372,776
                                                                        =========                ==========
                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable.........................................         $  15,724                $  251,907
         Current portion of long-term debt.....................             8,490                     3,404
         Accounts payable......................................            19,582                    57,831
         Accrued expenses......................................            64,032                    99,328
         Deferred revenue......................................             2,980                    75,932
                                                                        ---------                ----------
                    Total current liabilities..................           110,808                   488,402
Long-term debt, less current portion...........................            18,665                   234,297
                                                                        ---------                ----------
                    Total liabilities..........................           129,473                   722,699
                                                                        ---------                ----------
Minority interest..............................................                 -                     1,150
Company-obligated mandatorily redeemable
  security of subsidiary trust holding solely
  parent convertible subordinated debentures...................           146,672                   117,757
Commitments and contingencies
Shareholders' equity:
        Common shares, no par value: 114,415 and 142,592
           shares issued and outstanding at December 31, 1999
           and June 30, 2000, respectively.....................           113,498                   120,472
        Common shares, no par value: automatically
           convertible stock, 896 shares issued and outstanding               494                       494
        Additional paid-in capital.............................           421,466                 1,553,340
        Accumulated deficit....................................          (107,898)                 (125,115)
        Accumulated other comprehensive loss...................            (9,967)                  (18,021)
                                                                        ---------                ----------
                    Total shareholders' equity.................           417,593                 1,531,170
                                                                        ---------                ----------
            Total liabilities and shareholders' equity.........         $ 693,738                $2,372,776
                                                                        =========                ==========

(1) The following summarizes accounts receivable, from companies partially owned by the Company, FLV Fund, S.AI.L Trust and/or L&H Investment Company and from certain other related parties. Accounts receivable at December 31, 1999 included a total of $10,695 from Microsoft Corporation, LanguageWare.net Ltd., CellPort Labs Inc., Xiox Corporation, Smartmove N.V., EHQ Inc., Iris N.V., Transics N.V., Phonetic Topographics N.V., De Wilde CBT N.V., Intel Corporation, Nordisk Sprakteknologi AS, e-DOCS.net Inc., Speech Systems Inc., Hogadata Benelux N.V., BCB Voice Systems Inc., ESL.com Ltd., Telekol Corporation, Financial Architects N.V., Vasco Data Security International Inc., Cegeka Healthcare Systems N.V., Computer Voice Dictation Solutions Inc., iSAIL Solutions N.V., and Sail Labs N.V. and at June 30, 2000 included a total of $13,134 from Microsoft Corporation, LanguageWare.net Ltd., CellPort Labs Inc., Xiox Corporation, EHQ Inc., Iris N.V., Phonetic Topographics N.V., Intel Corporation, Nordisk
     Sprakteknologi AS, Speech Systems Inc., Hogadata Benelux N.V., BCB Voice Systems Inc., ESL.com Ltd., Telekol Corporation, Cegeka Healthcare Systems N.V., Computer Voice Dictation Solutions Inc., iSAIL Solutions N.V., Voice com.net and Sail Labs N.V.


The accompanying notes are an integral part of these condensed consolidated financial statements.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                           1999                  2000                  1999                2000
                                                       ------------          ------------          ------------        ------------
Revenues(1):
       Technologies and Solutions....................  $     26,485          $     78,904          $     51,211        $    137,790
       Applications..................................        28,984                50,440                51,552              78,433
       Consulting and Services.......................        20,546                25,562                43,960              49,378
                                                       ------------          ------------          ------------        ------------
            Total revenues...........................        76,015               154,906               146,723             265,601
                                                       ------------          ------------          ------------        ------------
Cost of Sales:
       Technologies and Solutions....................         2,554                14,021                 5,342              19,551
       Applications..................................         4,680                16,963                 8,541              23,587
       Consulting and Services.......................        12,064                15,447                26,154              29,141
                                                       ------------          ------------          ------------        ------------
            Total cost of sales......................        19,298                46,431                40,037              72,279
Selling, general and administrative..................        23,133                56,510                45,181              87,225
Research and development, net........................        10,810                23,811                20,615              40,090
Amortization of goodwill and other business
 acquisition intangibles.............................         7,244                35,490                14,419              46,620
Write-off of in-process research and
 development.........................................             -                 8,600                     -               8,600
                                                       ------------          ------------          ------------        ------------
            Total operating expenses.................        60,485               170,842               120,252             254,814
                                                       ------------          ------------          ------------        ------------
Operating income (loss)..............................        15,530               (15,936)               26,471              10,787
Other expenses (income):
        Interest and other financing expenses........           261                 8,588                   330              10,739
        Interest income..............................        (2,707)               (1,627)               (4,976)             (3,875)
        Foreign exchange gains and losses, net.......           239                (3,556)               (4,521)             (9,373)
        Share in losses of unconsolidated
           affiliates................................           366                 2,409                   830               5,465
                                                       ------------          ------------          ------------        ------------
            Total other expenses (income)............        (1,841)                5,814                (8,337)              2,956
                                                       ------------          ------------          ------------        ------------

Income (loss) before income taxes and
 minority interests..................................  $     17,371          $    (21,750)         $     34,808        $      7,831
Provision for income taxes...........................         6,654                11,305                11,880              23,428
                                                       ------------          ------------          ------------        ------------
Income (loss) before minority interest...............        10,717               (33,055)               22,928             (15,597)
Minority interest, net of taxes......................         1,131                   612                 2,277               1,622
                                                       ------------          ------------          ------------        ------------
Net income (loss)....................................  $      9,586          $    (33,667)         $     20,651        $    (17,219)
                                                       ============          ============          ============        ============
Net income per common share:
 Basic...............................................         $0.09                $(0.26)                $0.19              $(0.14)
                                                       ============          ============          ============        ============
 Diluted.............................................         $0.08                $(0.26)                $0.18              $(0.14)
                                                       ============          ============          ============        ============
Weighted average number of shares
 outstanding:
 Basic...............................................   111,605,554           131,354,671           110,391,182         124,968,811
 Diluted.............................................   118,695,420           131,354,671           117,530,864         124,968,811


(1) The following summarizes revenues from companies partially owned by the Company, FLV Fund, S.AI.L. Trust, and/or L&H Investment Company and from certain other related parties. Revenues for the three months ended June 30, 1999 included $7.4 million from Microsoft Corporation and $200,000 from Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V., e-Docs.net Inc., Cellport Labs, Intel Atlantic Inc., Financial Architects N.V. and Phonetic Topographics N.V. and for the three months ended June 30, 2000 included $8.0 million from Microsoft Corporation and $2.2 million from De Wilde CBT N.V., Nordisk Sprakteknologi AS, Intel Corp., Cellport Labs, Telemessage and Voice net.com. Revenues for the six months ended June 30, 1999 included $14.5 million from Microsoft Corporation and $1.1 million from Speech Systems Inc., Mindmaker Inc., Xiox Corporation Inc., Smartmove N.V., Oceania Inc., Excalibur Technologies N.V., e-Docs.net Inc., Omnicontact Corporation, Cellport Labs, Intel Atlantic Inc., Nordisk Sprakteknologi AS, Financial Architects N.V. and Phonetic Topographics N.V. and for the six months ended June 30, 2000 included $15.3 million from Microsoft Corporation and $2.3 million from LanguageWare.net Ltd., Phonetic Topographics N.V., De Wilde CBT N.V., Nordisk Sprakteknologi AS, Intel Corp., Cellport Labs, Telemessage and Voice net.com.

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       5

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                              1999         2000
Cash flows from operating activities:
Net income (loss).........................................................   $ 20,651   $ (17,219)

Adjustments to reconcile net income to net cash provided by operating activities:

Write-off of in-process research and development..........................          -       8,600
Depreciation..............................................................      2,970       6,258
Amortization of other intangibles, including software development costs         2,344       8,480
Amortization of goodwill and other business acquisition intangibles.......     14,419      46,620
Deferred taxes............................................................          -        (267)
Gain on sale of investments...............................................       (163)         (2)
Share in loss of unconsolidated affiliates................................        830       5,389
Loss on sale of property and equipment....................................         22          45
Changes in operating assets and liabilities:
 Accounts receivable, net................................................     (16,738)    (61,695)
 Inventories, net.........................................................        278      (8,650)
 Prepaid expenses and other current assets................................     (1,763)     (7,109)
 Accounts payable.........................................................     (7,960)     20,877
 Accrued expenses.........................................................      9,637      14,404
 Deferred revenue.........................................................       (716)     16,641
                                                                             --------   ---------
Net cash provided by operating activities.................................     23,811      32,372
                                                                             --------   ---------
Cash flows from investing activities:

Acquisition of businesses, net of cash acquired...........................    (48,180)   (102,974)
Licenses and software development costs capitalized.......................     (7,007)    (13,349)
Additions to property and equipment.......................................     (3,999)     (9,062)
Investments in and loans provided to unconsolidated joint ventures........          -     (14,972)
Investments in and loans provided to associated companies.................     (8,567)     (9,703)
Proceeds from (purchases of) marketable securities........................        (37)      4,612
Proceeds from sale of property and equipment..............................        921          76
                                                                             --------   ---------
Net cash used for investing activities....................................    (66,869)   (145,372)
                                                                             --------   ---------
Cash flows from financing activities:

Repayment of notes payable to banks.......................................     (6,239)   (233,588)
Proceeds from notes payable to banks......................................          -     253,308
Repayment of long-term debt and capital lease obligations.................    (26,901)     (6,151)
Proceeds from long-term debt..............................................         75       1,881
Proceeds from issuance of common and preferred shares.....................     52,404     175,940
                                                                             --------   ---------
Net cash provided by financing activities.................................     19,339     191,390
                                                                             --------   ---------
Effect of exchange rate changes on cash and cash equivalents..............    (12,656)     (4,727)
                                                                             --------   ---------
Increase (decrease) in cash and cash equivalents..........................    (36,375)     73,663

Cash and cash equivalents at beginning of period..........................    188,464     125,730
                                                                             --------   ---------
Cash and cash equivalents at end of period................................   $152,089   $ 199,393
                                                                             ========   =========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest..................................   $  4,134   $   4,597
Cash paid during the period for income taxes..............................   $  1,470   $  13,138

Noncash investing and financing transactions:
Conversion of convertible bonds to common shares..........................   $  1,763   $  25,903
Issuance of common shares for acquisitions................................   $     --   $ 936,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(2)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                December 31, 1999     June 30, 2000
                                             ----------------------------------------
Raw materials and work in process                    $  ---              $ 4,358
Supplies and service parts                            1,524                6,723
Finished goods                                        2,176               16,044
                                                     ------              -------

Total inventories                                    $3,700              $27,125
                                                     ======              =======

(3)  PER SHARE INFORMATION

          Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, bonds and warrants for the diluted computation.

          A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows (in thousands, except share and per share amounts):


                                                        Three Months Ended                        Six Months Ended
                                                             June  30,                                June 30,
                                         ---------------------------------------------------------------------------------
                                                      1999               2000                  1999               2000
                                         ---------------------------------------------------------------------------------
Net income (loss)                                 $      9,586       $    (33,667)         $     20,651       $    (17,219)

Weighted average number of common shares outstanding during the period:

      Basic                                        111,605,554        131,354,671           110,391,182        124,968,811
      Dilutive stock options                         6,677,156                ---             6,726,688                ---
      Dilutive bonds                                   281,708                ---               279,430                ---
      Dilutive warrants                                131,002                ---                 3,564                ---
                                                  ------------       ------------          ------------       ------------
      Diluted                                      118,695,420        131,354,671           117,530,864        124,968,811

Net income per common share:

      Basic                                       $       0.09       $      (0.26)         $       0.19       $      (0.14)

      Diluted                                     $       0.08       $      (0.26)         $       0.18       $      (0.14)

     The calculations of the common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 2000:
(1)  options to purchase 13,577,060 shares of common stock, and
(2)  warrants to purchase 160,000 shares of common stock.

     The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for the three and six months ended June 30, 2000.

(4)  SHAREHOLDERS' EQUITY

          In February, 2000, the Company acquired Clockworks International Limited. The Company issued two notes in the principal amounts of IR(Pounds) 1,007,736 (approximately $1.2 million) and IR(Pounds) 1,492,264 (approximately $1.8 million), respectively. On April 3, 2000, the notes automatically converted into a total of 54,954 shares of the Company's common stock.

          In April 2000, the Company issued 500,000 shares of common stock at a purchase price of $56.50 per share to an institutional investor.

          In April 2000, the Company issued 8,170 shares of common stock to BCB Voice Systems Inc. in connection with its investment in BCB Voice Systems Inc.

          In May 2000, the Company issued 9,384,190 shares of common stock in connection with its acquisition of Dictaphone Corporation.

          In May 2000, the Company issued 6,987 shares of common stock to two former shareholders of Emti Portugal. These shares were issued as additional consideration for the Company's acquisition of Emti Portugal in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1999.

          In May 2000, the Company issued 12,347 shares of common stock to two former shareholders of Emti Brazil. These shares were issued as additional consideration for the Company's acquisition of Emti Brazil in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1999.

          In June 2000, the Company issued 10,011,236 shares of common stock in connection with its acquisition of Dragon Systems, Inc.

          In June 2000, the Company issued 480,000 shares of common stock at a purchase price of $44.80 per share to an institutional investor.

          During the six months ended June 30, 2000, the Company issued an aggregate of 1,049,319 shares of common stock in connection with the conversion of approximately $28.9 million of Company-obligated mandatorily redeemable securities of a subsidiary trust holding solely parent convertible subordinated debentures.

          Stock split

          In April 2000, the Company declared a two-for-one split of its common shares which was effective in May 2000. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the stock split.

(5)  CONTINGENCIES

     Contingent Consideration Payable for Acquisitions

          As of June 30, 2000, the Company was committed to pay the previous shareholders of certain acquired companies a maximum amount of approximately $31.75 million if certain financial or other performance targets are reached by these companies.

     Litigation

          On February 12, 1999, AllVoice Computing Plc of Devon, England filed a lawsuit against Dragon Systems in the U.S. District Court for the District of Massachusetts, which alleges infringement by Dragon of AllVoice's U.S. Patent No. 5,799,273 and violation of Chapter 93A of the Massachusetts General Laws. AllVoice is seeking injunctive relief and unspecified damages, including treble damages.

          The Company is a defendant in a number of additional lawsuits and administrative proceedings, none of which the Company believes will have a material adverse effect on the Company's consolidated financial position or results of operations.

          The Company does not believe that the ultimate resolution of the litigation and administrative proceedings described above will have a material adverse effect on the Company's consolidated financial position or results of operations.

(6)    SEGMENT INFORMATION

       The following tables summarize financial information by geographic area (in thousands):

     Revenues by Destination

                                              Three Months Ended June 30,                 Six Months Ended June 30,
                                            ------------------------------             ------------------------------
                                              1999                  2000                 1999                  2000
                                            --------              --------             --------              --------
     United States............               $18,691              $ 48,909             $ 38,845              $ 68,848
     Belgium..................                10,750                 8,562               25,489                17,740
     Europe, other............                18,578                27,342               41,013                47,090
     Singapore................                25,436                   890               35,866                 1,392
     Korea....................                 1,124                68,059                1,221               126,991
     Far East, other..........                 1,436                 1,144                4,289                 3,540
                                             -------              --------             --------              --------
                                             $76,015              $154,906             $146,723              $265,601
                                             =======              ========             ========              ========

Long-lived Assets

                                                              June 30,
                                                ---------------------------------
                                                  1999                     2000
                                                --------               ----------
     United States............                  $118,627               $1,485,044
     Belgium..................                   123,913                  140,085
     Europe, other............                    91,883                  127,496
     Singapore................                     5,137                    4,812
     Korea....................                     1,132                   65,927
     Far East, other..........                     4,818                    4,122
                                                --------               ----------
                                                $345,510               $1,827,486
                                                ========               ==========

     The following tables summarize financial information by business unit (in thousands):



               Three months ended June 30, 1999

                                            Technologies                         Consulting
                                                 &                                   &
                                             Solutions        Applications        Services           Total
                                            ------------     --------------     ------------      ------------
     Revenues...........................       $26,485           $28,984           $20,546          $76,015
     Depreciation and amortization......        (3,631)           (4,081)           (1,479)          (9,191)
     Segment profit.....................        20,300            20,223             7,003           47,526

               Six months ended June 30, 1999

                                            Technologies                         Consulting
                                                 &                                   &
                                             Solutions        Applications        Services           Total
                                            ------------     --------------     ------------      ------------
     Revenues.........................         $51,211          $ 51,552           $43,960         $146,723
     Depreciation and amortization....          (6,187)          (10,467)           (3,079)         (19,733)
     Segment profit...................          39,682            32,544            14,727           86,953
               Three months ended June 30, 2000

                                            Technologies                         Consulting
                                                 &                                   &
                                             Solutions        Applications        Services           Total
                                            ------------     --------------     ------------      ------------
Revenues..............................        $ 78,904          $ 50,440           $25,562         $154,906
Depreciation and amortization.........         (17,610)          (24,089)           (1,966)         (43,665)
Write-off of in-process research and
 development..........................             ---            (8,600)              ---           (8,600)

Segment profit........................          47,273               788             8,149           56,210
               Six months ended June 30, 2000

                                            Technologies                         Consulting
                                                 &                                   &
                                             Solutions        Applications        Services           Total
                                            ------------     --------------     ------------      ------------
Revenues..............................        $137,790          $ 78,433           $49,378         $265,601
Depreciation and amortization.........         (26,344)          (31,350)           (3,664)         (61,358)
Write-off of in-process research and
 development..........................             ---            (8,600)              ---           (8,600)

Segment profit........................          91,895            14,896            16,573          123,364

               Total assets and capital expenditures

                                            Technologies                         Consulting
                                                 &                                   &
                                             Solutions        Applications        Services           Total
                                            ------------     --------------     ------------      ------------
As per June 30, 1999:
--------------------
Segment assets........................         $169,099        $  144,172         $101,378         $  414,649
Capital expenditures..................            2,000             1,122              877              3,999

As per June 30, 2000
--------------------
Segment assets........................          724,434         1,189,541          115,269          2,029,244
Capital expenditures..................            5,288             2,395            1,379              9,062


               Reconciliation of Segment Information

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                                June 30,
                                                 1999                 2000               1999                2000
                                               --------             --------           --------            --------
Profit for reportable segments........         $ 47,526             $ 56,210           $ 86,953            $123,364
Unallocated amounts:
General and administrative............          (21,184)             (48,335)           (39,867)            (72,487)
Research and development..............          (10,810)             (23,811)           (20,615)            (40,090)
Other income (expense)................            1,839               (5,814)             8,337              (2,956)
                                               --------             --------           --------            --------
Net income (loss) before income taxes          $ 17,371             $(21,750)          $ 34,808            $  7,831
 and minority interests                        ========             ========           ========            ========



                                                                                  June 30,
                                                                    -------------------------------------
                                                                      1999                        2000
                                                                    --------                   ----------
Total assets for reportable segments                                $414,649                   $2,029,244
Unallocated amounts:
Cash                                                                 152,089                      199,393
Marketable securities                                                  1,077                          288
Other current assets                                                  15,975                       94,348
Investments                                                           18,006                       35,310
Deferred financing costs                                                 ---                        6,491
Deferred tax assets                                                    4,507                        7,702
                                                                    --------                   ----------
Total assets                                                        $606,303                   $2,372,776
                                                                    ========                   ==========

(7)  COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to the change in the cumulative translation adjustment and is presented separately on the balance sheet as required.

          A reconciliation of comprehensive income is as follows (in thousands):

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1999            2000          1999            2000
                                                    -------        --------      --------        --------

Net income (loss) as reported..............         $ 9,586        $(33,667)     $ 20,651        $(17,219)
Change in the cumulative translation
 adjustment................................          (4,667)         (6,373)      (15,635)         (8,054)
                                             ------------------------------------------------------------
Comprehensive income (loss)................         $ 4,919        $(40,040)     $  5,016        $(25,273)
                                                    =======        ========      ========        ========


(8)  RECENT ACCOUNTING PRONOUNCEMENTS


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

(9)  ACQUISITIONS


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

     Assets acquired:
        Working capital.........................................................               $  47,828
        Property and equipment..................................................                  33,920
        Goodwill................................................................                 850,687
     Liabilities assumed........................................................                (433,508)
                                                                                               ---------
                                                                                               $ 498,927
                                                                                               =========


          In connection with the Company's acquisition of Dictaphone, it announced its intent to dispose of Dictaphone's contract manufacturing business in Florida. Dictaphone is currently in discussions regarding the sale of that business and expects to complete the sale by the end of 2000. The expected net proceeds of the sale and cash flows of this business until it is sold, less an allocation of interest expense for the holding period, were allocated to net assets held for sale in the allocation of the Dictaphone purchase price. Any difference between the actual and expected amounts will result in an adjustment to goodwill. The business held for sale had net income of $0.2 million from the date of acquisition to June 30, 2000.

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

Assets acquired:
        Working capital.........................................................                $(18,282)
        Property and equipment..................................................                   2,320
        Goodwill................................................................                 461,240
                                                                                                --------
                                                                                                $445,278
                                                                                                ========



          The following summary pro forma condensed consolidated financial information reflects the acquisitions of Dictaphone and Dragon Systems as if they had occurred on January 1, 2000 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had these acquisitions in fact occurred on January 1, 2000 and is not intended to project the Company's results of operations for any future period or date.

          Pro forma condensed consolidated financial information for the six months ended June 30, 2000 (in thousands except share and per share amounts):

                                                                                        Six Months
                                                                                   Ended June 30, 2000
                                                                               -------------------------
     Net sales                                                                         $    370,703
     Gross profit                                                                      $    230,569
     Loss from operations                                                              $   (117,209)
     Net loss                                                                          $   (156,288)
     Basic earnings per common share                                                   $      (1.11)
     Diluted earnings per common share                                                 $      (1.11)
     Basic weighted average number of shares outstanding                                140,211,646
     Diluted weighted average number of shares outstanding                              140,211,646



          Other Acquisitions

          In April 2000, the Company acquired Interactive Systems Inc., a Pittsburgh-based speech and language technology developer, for approximately $8.9 million in cash with a $4 million earn-out over 2 years.


(10) BANK FACILITIES AND SUBORDINATED NOTES

          In connection with the acquisition of Dictaphone, Fortis Bank N.V., KBC Bank N.V., Artesia Banking Corporation N.V., Deutsche Bank N.V. and Dresdner Bank Luxembourg S.A. collectively provided a total of $430 million in financing. The acquisition financing consisted of a $200 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20 million revolving credit facility to Dictaphone which bears interest at LIBOR plus 125 basis points. These credit facilities are unsecured and contain financial and other covenants, including a covenant of the Company not to borrow any additional amounts under its existing credit facilities. The new credit facilities also provide that the Company must use the cash proceeds of any sale of equity to prepay amounts outstanding under the short term facility, provided that an aggregate of $50 million in cash proceeds of any sales of equity made during the term of the short term facility may be used by the Company for other purposes.

          Initial funding of $200 million under the short-term facility and $30 million under the five year facility was used by the Company to repay Dictaphone's existing bank debt and the outstanding preferred stock, to satisfy other obligations in connection with the acquisition and to cover closing costs. As of June 30, 2000, the Company had borrowed $200 million under its short-term facility, $30 million under its five year facility and $16.5 million under its Dictaphone facility.

          As of June 30, 2000, Dictaphone had $200 million of senior subordinated notes outstanding. These notes bear interest at 11 3/4% per annum, are due in August 2005, and are redeemable by Dictaphone, at its option, at a declining rate beginning at 105.875% of par commencing in August 2000. The notes also contain financial and other covenants that are applicable to Dictaphone. The notes remain separate obligations of Dictaphone and have not been assumed or guaranteed by Lernout & Hauspie.

(11)  SUBSEQUENT EVENTS

          On July 3, 2000, the Company acquired additional assets of Rodeer Systems, Inc., consisting of Rodeer's business operations in the states of Arizona, Georgia, Minnesota, Oklahoma, Texas and some operations in California for an aggregate purchase price of approximately $25 million in cash pursuant to the agreement with Rodeers Systems, Inc. dated May 2000.

          In July 2000, the Company borrowed an additional $55.0 million under its five year bank facility to redeem approximately $41.5 million of Dictaphone's senior subordinated notes that were put to Dictaphone by the noteholders at 101% of par following the acquisition of Dictaphone and for interest due on the redeemed notes and the remaining outstanding notes.

          In August 2000, the United States District Court for the District of Massachusetts dismissed with prejudice all claims under the class action lawsuits, consolidated in that court in April 1999. The suit had alleged that the Company and certain of its officers knowingly and improperly accounted for write-offs of in-process research and development expenses in connection with certain acquisitions.

          In August 2000, several law firms announced that they have named the Company in class action lawsuits that allege that the Company misrepresented its financial condition by inflating its reported revenues. The announcements contend that the Company's actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. The announcements state that the lawsuits are being filed on behalf of all purchasers of the Company's common stock during varying periods, ranging from as early as December 28, 1999, through August 7, 2000. The Company anticipates that these plaintiffs will be seeking unspecified compensatory damages, attorneys' and experts' fees and other relief. The Company believes that the claims against it in these class action lawsuits are groundless, and it intends to vigorously defend itself. Nevertheless, class action litigation can be expensive and time-consuming. Although the Company cannot make any guarantees regarding the outcome of these actions, it believes that the outcome will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Report may constitute forward-looking statements. These statements include, but are not limited to, statements involving our plans, objectives, expectations and intentions, and may include statements involving the financial and other contributions expected from our acquisitions, development plans and recently introduced products, technologies and solutions, the timing of the introduction of new products, technologies and solutions and the sufficiency of our capital resources. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ from those anticipated in these forward-looking statements include known and unknown risks, including uncertainty of new product development, the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated, the early stage of development of the speech, language and medical information technology markets, our ability to predict accurately the demand for our products in these emerging markets and to develop strategies to address these markets successfully, the ability of our customers to integrate successfully our technology into their own product offerings and their ability to commercialize those product offerings successfully, our ability to manage our growth and changing business, including our recent acquisitions of Dictaphone Corporation and Dragon Systems, Inc., the retention of key technical and other personnel, currency and other risks related to international operations, particularly in Korea and other Asia Pacific markets, rapid technological change and intense competition, as well as other risks set forth in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any of these statements to reflect any change in our expectations or any change in events, conditions or circumstance on which these statements are based.


ACQUISITION OVERVIEW

     We have set forth below a summary of our more significant acquisitions since March 31, 2000.

     Dictaphone Corporation

     On May 5, 2000, we acquired all of the outstanding capital stock of Dictaphone Corporation through a merger of Dictaphone into one of our wholly-owned subsidiaries. Dictaphone, headquartered in Stratford, Connecticut, is a leader in the medical and other selected vertical markets in the development, manufacture, marketing, service and support of integrated voice and data management systems and software, including dictation, voice processing, voice response, unified messaging, records management, call center monitoring systems and communications recording. Dictaphone has two operating segments, system products and services and contract manufacturing. The system products and services segment consists of the sale and service of system-related products to dictation and voice management and communications recording system customers in selected vertical markets. The contract manufacturing segment consists of the manufacturing operations which provide outside electronics manufacturing services to original equipment manufacturers in the telecommunication, data management, computer and electronics industries.

     We have announced our intention to dispose of Dictaphone's Contract Manufacturing business, and are currently in discussions regarding the sale of that business. Pending the sale, we intend to continue to operate this business. We are accounting for the post-acquisition operation of Dictaphone's Contract Manufacturing business segment as assets held for sale that are not reflected in our revenue or net income. We cannot give assurance that we will be able to sell the contract manufacturing business on favorable terms if at all.

     In connection with the merger, we issued a total of approximately 9.4 million shares of our common stock in exchange for all of the outstanding shares of Dictaphone common stock. We were also required to assume or refinance approximately $430.0 million of Dictaphone debt and other obligations as more fully described under the caption Liquidity and Capital Resources below. We used the purchase method to account for this acquisition. The post-acquisition results of Dictaphone are included in our financial statements.

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

     In connection with the merger, we issued approximately 10.0 million shares of our common stock to Dragon Systems stockholders in exchange for all of the outstanding shares of Dragon Systems common stock. In addition, we converted all outstanding Dragon Systems stock options into options to acquire approximately 1.7 million shares of our common stock at a weighted average exercise price of $20.15 per share. We used the purchase method to account for this acquisition. The results of Dragon from the June 7, 2000 acquisition date are included in our financial statements.

     Rodeer Systems, Inc. Asset Acquisition

     In July 2000, we acquired additional assets of Rodeer Systems, Inc., a medical transcription company, consisting of Rodeer's business operations in the states of Arizona, Georgia, Minnesota, Oklahoma, Texas and some operations in California for an aggregate purchase price of approximately $25.0 million in cash.

     We intend to continue to supplement our development activities through the acquisition or licensing of complementary businesses and technologies.

RESULTS OF OPERATIONS

  In the second quarter of 2000, our total revenues were approximately $154.9 million, an increase of 104% over total revenues of $76.0 million in the second quarter of 1999. In the first six months of 2000, our total revenues were approximately $265.6 million, an increase of 81% over total revenues of $146.7 million in the first six months of 1999. Excluding post-acquisition revenues from Dictaphone of approximately $29.6 million and from Dragon of approximately $1.7 million, our revenues in the second quarter of 2000 were approximately $123.6 million, a 63% increase from revenues in the second quarter of 1999.

     In the second quarter of 2000, we had net income, before one time charges, amortization of goodwill and other business intangibles, write-off of acquired in-process research and development, and unrealized foreign exchange gains or losses, of approximately $7.1 million, or $0.05 per share on approximately 140 million weighted average diluted shares outstanding, compared to approximately $17.3 million, or $0.15 per share, during the second quarter of 1999 on approximately 119 million weighted average diluted shares outstanding. In the second quarter of 2000, we amortized approximately $35.5 million of goodwill and other business intangibles, wrote off approximately $8.6 million of in-process research and development in connection with the Dragon acquisition, and had unrealized foreign exchange gains of approximately $3.2 million, resulting in a net loss of approximately $33.7 million, or $0.26 per share. In the second quarter of 1999, we had net income of approximately $9.6 million, or $0.08 per share.

     In the first six months of 2000, we had net income, before one time charges, amortization of goodwill and other business intangibles, write-off of acquired in-process research and development, and unrealized foreign exchange gains or losses, of approximately $30.5 million, or $0.23 per share on approximately 133 million weighted average diluted shares outstanding, compared to approximately $31.5 million, or $0.27 per share, during the first six months of 1999 on approximately 118 million weighted average diluted shares outstanding. In the first six months of 2000, we amortized approximately $46.6 million of goodwill and other business intangibles, wrote off approximately $8.6 million of in-process research and development, and had unrealized foreign exchange gains of approximately $7.5 million, resulting in a net loss of approximately $17.2 million, or $0.14 per share. In the first six months of 1999, we had net income of approximately $20.7 million, or $0.18 per share.

  Our financial results for the second quarter and first six months of 2000 reflect the acquisitions of Dictaphone and Dragon, which initially have had an overall negative effect on our net income. Both Dictaphone's and Dragon's post-acquisition revenues and net income were adversely affected by their adoption of our business practices and revenue recognition assumptions and estimates. We anticipate that this will have an adverse impact on Dictaphone's and Dragon's revenues and net income at least through the third quarter of this year. Our net income was also adversely affected by approximately $10.7 million of interest expense. The increased interest expense resulted from our assumption of approximately $430 million of debt and other obligations in connection with our acquisition of Dictaphone.

The following table sets forth unaudited financial data for the periods indicated as a percentage of total revenues:

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                       -------------------------  -----------------------
                                                              1999         2000         1999        2000
                                                              ----         ----         ----        ----
Revenues:
  Technologies and solutions.........................           35%          51%          35%         52%
  Applications.......................................           38           33           35          29
  Consulting and services............................           27           16           30          19
                                                              ----         ----         ----        ----
     Total revenues..................................          100          100          100         100
Cost of revenues:
  Technologies and solutions.........................            3            9            3           7
  Applications.......................................            6           11            6           9
  Consulting and services............................           16           10           18          11
                                                              ----         ----         ----        ----
     Total cost of revenues..........................           25           30           27          27
Operating expenses:
  General and administrative.........................           11           13           11          12
  Marketing and sales................................           20           23           19          21
  Research and development...........................           14           15           14          15
  Amortization and write-off of goodwill.............           10           23           10          18
  Write-off of in-process research and development...
                                                                --            6           --           3
  Other operating expense............................           --           --            1          --
                                                              ----         ----         ----        ----
     Total operating expenses........................           80          110           82          96
                                                              ----         ----         ----        ----
Operating income (loss)..............................           20          (10)          18           4
                                                              ----         ----         ----        ----
Other (income) expense...............................           (2)           4           (6)          1
                                                              ----         ----         ----        ----
Minority interests...................................            1            0            2           1
                                                              ----         ----         ----        ----
Provision for income taxes...........................            9%           7%           8%          9%
                                                              ----         ----         ----        ----

     Total Revenues.   Total revenues increased 104% to approximately $154.9
million in the second quarter of 2000 from approximately $76.0 million in the second quarter of 1999. For the first six months of 2000, total revenues increased 81% to approximately $265.6 million from approximately $146.7 million in the first six months of 1999.


     Asia Pacific

     Revenues from Asia Pacific increased substantially to approximately $70.1 million in the second quarter of 2000 from approximately $28.0 million in the second quarter of 1999, and to approximately $131.9 million in the first six months of 2000 from approximately $41.4 million in the first six months of 1999. These increases were primarily attributable to revenues generated in Korea following our acquisition of Bumil Information & Communication, Co., Ltd., a developer of interactive voice, call center and other telephony and telecommunications market applications, based in Seoul, South Korea. We acquired Bumil in the third quarter of 1999. The increases in our Korean revenues were partially offset by a decrease in revenues from Singapore. The economies in Asia Pacific, including Korea, have only recently experienced recovery from an economic downturn. Continued volatility in the currencies or economies of these markets could have a material adverse affect on our business and operations.

     Revenues from Korea increased to approximately $68.1 million in the second quarter of 2000 from approximately $1.1 million in the second quarter of 1999, and to approximately $127.0 million in the first six months of 2000 from approximately $1.2 million in the first six months of 1999. Following our acquisition of Bumil, we accelerated the introduction of our speech and language technologies, products, solutions and services for enterprise and telephony into the Korean market. By combining our technologies, products, solutions and services with Bumil's existing business, we have been able to substantially increase our revenues in Korea. In addition to licensing our core speech technology, our offerings in Korea include the following products and services:

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

     We intend to follow this Korean model and introduce our enterprise and telephony applications, solutions and services, including some of those listed above, to other markets, including Japan and other countries in Asia, Europe and the Americas.

     Revenues from Singapore decreased to approximately $0.9 million in the second quarter of 2000 from $25.4 million in the second quarter of 1999, and to approximately $1.4 million in the first six months of 2000 from approximately $35.9 million in the first six months of 1999. In 1998, we opened our research and development business center, which we refer to as our competence center, in Singapore. Through this competence center, during 1999, we received up-front license fees for the license of our development tools to various Asian strategic partners for the development of versions of our technologies and applications in additional Asian languages and for the development of intelligent agent applications. We received no revenues from these licenses in 2000, as they continue to be in the development phase.

     Europe and North America

     Our revenues from Europe, including Belgium, increased to approximately $35.9 million in the second quarter of 2000 from approximately $29.3 million in the second quarter of 1999, and decreased slightly to approximately $66.5 million in the first six months of 2000 from approximately $64.8 million in the first six months of 1999. Our revenues in Europe were adversely affected by a reduction in the value of the Belgian franc and Euro compared to the U.S. dollar. The average rate of the Belgian franc and Euro to the U.S. dollar was 13% lower for the first six months of 2000 as compared to same period of 1999.

     Our revenues from North America, predominately the United States, increased to approximately $48.9 million in the second quarter of 2000 from approximately $18.7 million in the second quarter of 1999, and to approximately $68.8 million in the first six months of 2000 from approximately $38.8 million in the first six months of 1999. The increases were primarily attributable to the post-acquisition addition of revenue from Dictaphone and Dragon.

     During 1999, we began to shift our strategy in Europe and North America from licensing of our speech and language technology engines to the development and licensing of speech and language applications and solutions, similar to our Korean model. We believe that this shift in focus has resulted in a temporary flattening of our revenues in these territories as we develop and begin to implement these new applications and solutions.

     Segment Revenues. Speech and language technologies and solutions revenue increased by 198% to approximately $78.9 million in the second quarter of 2000 from approximately $26.5 million in the second quarter of 1999. In the first six months of 2000, this revenue increased by 169% to approximately $137.8 million from approximately $51.2 million in the first six months of 1999. These increases were primarily attributable to increases in revenue associated with the telecom and the personal computer, multimedia and embedded markets, including the addition of $10.7 million of post-acquisition communications recording systems revenue from Dictaphone in the second quarter of 2000. These increases were partially offset by a decrease in revenues associated with the license of our development tools. In the first six months of 2000, we had no technologies and solutions revenue attributable to nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our core speech and language technologies, compared to approximately $8.0 million of such revenue in the second quarter of 1999 and $14.0 million in the first six months of 1999.

     Speech and language applications revenue increased by 74% to approximately $50.4 million in the second quarter of 2000 from approximately $29.0 million in the second quarter of 1999. In the first six months of 2000, this revenue increased by 52% to approximately $78.4 million from approximately $51.6 million in the first six months of 1999. These increases were primarily attributable to an increase in revenue for industry and professional solutions and retail and other applications. These increases included the addition of revenue from our recent acquisitions of medical transcription businesses, Dictaphone and Dragon. In the second quarter of 2000, our applications revenue included approximately $5.7 million from medical transcription businesses, approximately $10.1 million from Dictaphone's healthcare business, approximately $8.8 million from Dictaphone's integrated voice solutions business, and approximately $1.7 million from Dragon. In the first six months of 2000, we had approximately $10.3 million of medical transcription revenue from our recent acquisitions. These increases were partially offset by a decrease in revenues associated with the license of our development tools to develop additional language versions and language pairs for our applications products. In the first six months of 2000, we had no applications revenues attributable to nonrefundable up-front license fees from strategic partners in connection with the license of our development tools to develop additional language versions and language pairs for our applications products, compared to approximately $8.0 million in the second quarter of 1999 and approximately $14.0 million in the first six months of 1999.

     Speech and language consulting and services revenue increased by 24% to approximately $25.6 million in the second quarter of 2000 from approximately $20.5 million in the second quarter of 1999. In the first six months of 2000, this revenue increased by 12% to approximately $49.4 million from approximately $44.0 million in the first six months of 1999. Our speech and language consulting and services revenue was adversely affected by the reduction in the value of the Belgian franc and the Euro when compared to the U.S. dollar. In the current year, revenues from Microsoft and its affiliates constituted 27.1% of our translation services revenue in the second quarter of 2000 and 27.1% in the first six months of 2000. This compares to 29.6% in the second quarter of 1999 and 27.1% in the first six months of 1999.

     Cost of Revenues. Total cost of revenues as a percentage of revenues increased to 30% in the second quarter of 2000 from 25% in the second quarter of 1999, and remained unchanged at 27% in the first six months of 2000 and 1999. This increase was primarily attributable to a decrease in margins that was partially offset by a more favorable revenue mix among those divisions.

     Cost of speech and language technologies and solutions revenue as a percentage of such revenue increased to 18% in the second quarter of 2000 and 14% in the first six months of 2000, from 10% in the second quarter and first six months of 1999. These increases were primarily attributable to the addition of lower margin communications recording systems revenue from Dictaphone in the second quarter of 2000. In the second quarter of 2000, the costs of Dictaphone's recording systems revenue as a percentage of such revenue was 76%. Dictaphone's technologies and solutions margins were adversely affected by volume inefficiencies resulting from the initial reduced level of revenue recognized by Dictaphone in connection with Dictaphone's implementation of our business practices and revenue recognition assumptions and estimates. Excluding the effects of the cost of Dictaphone's technologies and solutions revenue, our costs of technologies and solutions revenue as a percentage of such revenue would have improved to 8% in the second quarter of 2000, primarily as a result of volume efficiencies.

     Cost of speech and language applications revenue as a percentage of such revenue increased to 34% in the second quarter of 2000 from 16% in the second quarter of 1999, and to 30% in the first six months of 2000 from 17% in the first six months of 1999. These increases were primarily attributable to the addition of lower margin Dictaphone revenues in the second quarter of 2000 and transcription services revenues. In the second quarter of 2000, the costs of Dictaphone's applications revenue as a percentage of such revenue was 49%. Dictaphone's applications revenues were adversely affected by volume inefficiencies resulting from the initial reduced level of revenue recognized by Dictaphone in connection with Dictaphone's implementation of our business practices and revenue recognition assumptions and estimates. Excluding the effects of the acquisitions of Dictaphone and Dragon, the costs of our speech and language technologies and solutions revenue as a percentage of such revenue would have increased to 25% in the second quarter of 2000, primarily as a result of the addition of lower margin transcription service revenues.

  Cost of consulting and services revenue as a percentage of such revenues increased to 60% in the second quarter of 2000 from 58% in the second quarter of 1999, and remained substantially unchanged at 59% in the first six months of 2000 and 1999. The increase in the second quarter of 2000 reflected an increase in the percentage of revenues attributable to an increase in lower margin government contracts as well as increased initial costs associated with our focus in expanding our web-based globalization and internet translation business.

  General and Administrative Expense. General and administrative expense increased 140% to approximately $19.7 million, or 13% of total revenues, in the second quarter of 2000 from approximately $8.2 million, or 11% of total revenues, in the second quarter of 1999. In the first six months of 2000, general and administrative expense increased 76% to approximately $30.3 million, or 12% of total revenues, from approximately $17.2 million, or 11% of total revenues, in the first six months of 1999. The increase in general and administrative expense was primarily attributable to inclusion of general and administrative expenses for our acquired businesses for the periods after their acquisition, and to increased personnel and related costs, particularly in Korea, to support our revenue growth.

  Marketing and Sales Expense. Marketing and sales expense increased 146% to approximately $36.8 million, or 23% of total revenues, in the second quarter of 2000 from approximately $14.9 million, or 20% of total revenues, in the second quarter of 1999. In the first six months of 2000, marketing and sales expense increased 104% to approximately $56.9 million, or 21% of total revenues, from approximately $27.9 million, or 19% of total revenues, in the first six months of 1999. The increase in marketing and sales expense was primarily attributable to our increased sales and associated sales and marketing personnel, including, in the second quarter, the addition of sales and marketing expenses and personnel from our acquired businesses.

  Research and Development Expense. Research and development expense increased 120% to approximately $23.8 million, or 15% of total revenues, in the second quarter of 2000, from approximately $10.8 million, or 14% of total revenues, in the second quarter of 1999. In the first six months of 2000, research and development expense increased 94% to approximately $40.1 million, or 15% of total revenues, from approximately $20.6 million, or 14% of total revenues, in the first six months of 1999. This increase was primarily attributable to our increase in research and development efforts and personnel, through acquisitions and internal growth, to address our expansion in different markets, as well as to support our broader product and technology portfolio.

  Amortization of Goodwill and Other Business Acquisition Intangibles. Our amortization of goodwill and other business intangibles increased to approximately $35.5 million or 23% of total revenues, in the second quarter of 2000 from approximately $7.2 million or 10% of total revenues, in the second quarter of 1999. In the first six months of 2000, our amortization of goodwill and other business intangibles increased to approximately $46.6 million or 18% of total revenues, from approximately $14.4 million or 10% of total revenues in the first six months of 1999. This increase primarily reflects the increase in our goodwill and other business intangibles resulting from our acquisitions.

     Write-off of In-process Research and Development. In the second quarter and first six months of 2000, we recorded a $8.6 million expense for the write-off of in-process research and development in connection with our acquisition of Dragon. We had no write-offs of in-process research and development in the comparable periods in 1999.

     Other (Income)/Expense. Our other (income)/expense includes interest income and expense, bank charges, realized and unrealized foreign exchange gains and losses and our share in the losses of unconsolidated affiliates. In 2000, we recognized net other expense of approximately $5.8 million in the second quarter and approximately $3.0 million in the first six months. This compares to net other income of approximately $1.8 million in the second quarter 1999 and approximately $8.3 million in the first six months of 1999. The following table sets forth the major components of other (income)/expense for the reported periods (dollars in millions):

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                            ---------------------------  -------------------------
                                                                   1999           2000          1999         2000
                                                                  -----          -----         -----        -----
Interest and other financial (income) expense, net........        $(2.4)         $ 7.0         $(4.6)       $ 6.9
Foreign exchange (gains) losses, net......................          0.2           (3.6)         (4.5)        (9.4)
Share in loss of unconsolidated affiliates................          0.4            2.4           0.8          5.5

     The increase in our interest expense was primarily attributable to our assumption of approximately $430 million of debt and other obligations in connection with our acquisition of Dictaphone.

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

     Our expenses attributable to our share in the losses of unconsolidated affiliates relate to losses incurred by companies in which we have a significant investment, generally 20% or more. These companies are generally development stage companies that are incurring ongoing losses.

  Minority Interest. Our minority interest expense, net of taxes, relates to our share of the distribution obligations under the preferred income equity redeemable trust securities we issued in May 1998. Our minority interest expense was $0.6 million in the second quarter of 2000 and $1.6 million in the first six months of that year, compared to $1.1 million in the second quarter of 1999 and $2.3 million in the first six months of 1999. The decrease in this expense was attributable to a reduction of the amount of the trust securities as a result of the conversion of some of these securities into shares of our common stock.

  Provision for Income Taxes. Our provision for income taxes was $11.3 million in the second quarter of 2000 and $23.4 million in the first six months of 2000. Our provision for income taxes reflects the depletion of the tax loss carry-forwards of our Belgian parent company, as well as tax charges for our businesses outside Belgium. In the first quarter of 2000, our Korean subsidiary obtained a special tax status, which provides that its income relating to the sale of products developed in Korea is exempt from taxation.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 2000, we had working capital of approximately $42.7 million, including approximately $199.7 million in cash, cash equivalents and marketable securities. This compares to working capital of approximately $142.7 million as of December 31, 1999. Our reduction in working capital is primarily attributable to the funding of a portion of the $430 million of obligations assumed in our acquisition of Dictaphone with short-term debt as described in further detail below.

  In the first six months of 2000, our operating activities provided approximately $32.4 million of cash. Our non-cash expenses during this period included $46.6 million of amortization of goodwill, $14.7 million of other amortization and depreciation expenses and $8.6 million of write-off of acquired in-process research and development. In addition, our sources of cash included an increase in accounts payable of $20.9 million, accrued expenses of $14.4 million and deferred revenue of $16.6 million. A significant portion of the increase in these accounts payable and accrued expenses relates to expenses incurred in our acquisitions of Dictaphone and Dragon. The increase in deferred revenue relates primarily to post-acquisition sales by Dictaphone for which we have received cash but not recorded revenue. Our use of cash included an increase in accounts receivable by approximately $61.7 million, an increase in inventories of approximately $8.7 million and an increase in prepaid expenses of approximately $7.1 million. The increase in accounts receivable included the assumption of accounts receivable from Dictaphone and Dragon. As of June 30, 2000, our accounts receivable included $80.2 million of accounts receivable held by Dictaphone. Our increase in inventories is also primarily attributable to our acquisition of Dictaphone.

     In the first six months of 2000, our investing activities used approximately $145.4 million of cash, including approximately $103.0 million for acquisitions, approximately $13.3 million for the acquisition of licenses and capitalized software development costs, approximately $9.1 million in additions to property and equipment, and approximately $24.7 million of investments in unconsolidated joint ventures and associated companies. In July 2000, we acquired additional transcription assets of Rodeer Systems, Inc. for an aggregate cash purchase price of approximately $25.0 million.

     In the first six months of 2000, our financing activities provided us approximately $191.4 million of cash, including approximately $175.9 million from the sale of our common stock.

     As of June 30, 2000 we had outstanding short-term debt of $255.3 million, including approximately $3.4 million of current portion of long-term debt, and long-term debt of $234.3 million. This debt consists primarily of debt incurred in connection with our acquisition of Dictaphone. In connection with that acquisition, we were required to assume or refinance approximately $430.0 million of Dictaphone debt and other obligations.

   Fortis Bank N.V., KBC Bank N.V., Artesia Banking Corporation N.V., Deutsche Bank N.V. and Dresdner Bank Luxembourg S.A. collectively provided a total of $430.0 million in financing in connection with the acquisition. The acquisition financing consisted of a $200.0 million short-term debt facility due March 31, 2001 which bears interest at LIBOR plus 100 basis points and a $230.0 million five year declining balance facility which bears interest at LIBOR plus 175 basis points. In addition, Deutsche Bank has provided an ongoing $20.0 million revolving credit facility to Dictaphone which bears interest at LIBOR plus 125
basis points.   These credit facilities are unsecured and contain financial and other covenants, including a covenant not to borrow any additional amounts under our other existing credit facilities. Borrowings under the five year facility are for renewable terms of up to six months and therefore have been accounted for as short-term debt.

     Initial funding of $200 million under the short-term facility and $30 million under the five year facility was used to repay Dictaphone's existing bank debt and the outstanding preferred stock, to satisfy other obligations in connection with the acquisition and to cover closing costs. In addition, as of June 30, 2000, Dictaphone had borrowed $16.5 million under its facility. In July 2000, we borrowed an additional $55.0 million under the five year facility for redemption of approximately $41.5 million of Dictaphone's senior subordinated notes that were put to Dictaphone by the noteholders at 101% of par following our acquisition of Dictaphone and for interest due on the redeemed notes and the remaining outstanding notes. The outstanding $158.5 million of Dictaphone's senior subordinated notes remain separate obligations of Dictaphone and have not been assumed or guaranteed by Lernout & Hauspie. The $145 million remaining committed amount of our five year facility is available to partially cover our redemption of the remaining balance of Dictaphone's senior subordinated notes, should we elect to do so, and for general corporate purposes. These notes are redeemable by Dictaphone, at its option, at a declining rate beginning at 105.875% of par commencing in August 2000.

     The terms of our bank credit facilities provide that we must use the cash proceeds of any sale of equity to prepay amounts outstanding under the short-term facility, provided that an aggregate of $50 million in cash proceeds of any sales of equity made during the term of the short-term facility may be used by us for other purposes. Since we entered into the credit facility through August 1, 2000, we have received net proceeds in the sale of our common stock in the aggregate amount of $20.5 million, the proceeds of which we used for purposes other than prepayment of the short-term facility.

     In connection with our acquisition of Dictaphone, we announced our intent to dispose of Dictaphone's contract manufacturing business in Florida and are currently in discussions regarding the sale of that business. We expect to apply the cash proceeds from that sale to reduce our outstanding debt.

     We believe that our existing resources, including our new bank lines of credit, and the anticipated cash generated from operations, will be sufficient to fund our planned operations for at least the next 12 months. However, we intend to seek additional sources of cash during the year to reduce our outstanding indebtedness, including our $200 million short-term bank facility due March 31, 2001, to increase our financial flexibility or to fund acquisitions. The sufficiency of our resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm our business, including without limitation the factors set forth in the introduction to this Item 2 and our annual report on Form 10-K for the year ended December 31, 1999.

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

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure on the $200.0 million of 11.75% fixed interest rate Notes; however, the Company does have cash flow exposure on the loans outstanding under the Revolving Credit Facility associated with variable interest rates. Accordingly, a percentage point change in variable interest rates would result in an annual interest expense fluctuation of approximately $0.2 million.

FOREIGN EXCHANGE

       Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically affect economic growth, inflation, interest rates, governmental actions and other factors.

     Changes in currency exchange rates that would have the largest impact on translating our non-U.S. dollar operating profit include the Belgian franc, the British pound, the German mark and the Korean Won. The currency exchange rates to the U.S. dollar at December 31, 1999 and June 30, 2000, respectively, are as follows:



---------------------------------------------------------------------------------------
Foreign currency                           Exchange rate to the U.S. Dollar
---------------------------------------------------------------------------------------
                                    December 31, 1999              June 30, 2000
---------------------------------------------------------------------------------------
  BEF                                      40.16                        42.23
---------------------------------------------------------------------------------------
  GBP                                       0.62                         0.66
---------------------------------------------------------------------------------------
  DEM                                       1.95                         2.05
---------------------------------------------------------------------------------------
  KRW                                   1,141.5                      1,115.0
---------------------------------------------------------------------------------------

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2000, the U.S. District Court for the District of Massachusetts dismissed with prejudice all claims against us and all other defendants under the class action law suits consolidated in that court in April 1999. The suit had alleged that we and certain of our officers knowingly and improperly accounted for write-offs of in-process research and development expenses in connection with certain acquisitions.

     In August 2000, several law firms announced that they have named us in class action lawsuits that allege that we misrepresented our financial condition by inflating our reported revenues. The announcements contend that our actions violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. The announcements state that the lawsuits are being filed on behalf of all purchasers of our Common Stock during the varying periods ranging from as early as December 28, 1999 through August 7, 2000. These plaintiffs seek unspecified compensatory damages, attorneys' and experts' fees and other relief.

     On February 12, 1999, AllVoice Computing Plc of Devon, England filed a lawsuit against Dragon Systems in the U.S. District Court for the District of Massachusetts, that alleges infringement by Dragon of AllVoice's U.S. Patent No. 5,799,273 and violation of Chapter 93A of the Massachusetts General Laws. AllVoice is seeking injunctive relief and unspecified damages, including treble damages.

     We believe that the claims against us in the class action and AllVoice litigation are groundless and intend to vigorously defend ourselves. However, litigation can be expensive and time consuming. Although we cannot make any guarantees regarding the outcome of these actions, we believe that their ultimate resolution will not have a material adverse effect on our consolidated financial position or results of operations.

     We are a defendant in a number of additional lawsuits and administrative proceedings, none of which we believe will have a material adverse effect on our consolidated financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES

ISSUANCE OF UNREGISTERED STOCK

     On May 27 and June 4, 1998, L&H Capital Trust I (the "Trust") issued in a registered offering an aggregate of $156 million in principal amount of trust preferred income equity redeemable securities (the "PIERS"). The PIERS are convertible into shares of our Common

Stock at a conversion price of $28.425 per share (subject to certain adjustments in certain transactions). On the following dates certain of the holders of the PIERS converted their PIERS into shares of our Common Stock as set forth below:

               DATE                 SHARES ISSUED
               -----------------    -------------
               April 4, 2000            87,950
               April 25, 2000           64,288
               May 4, 2000              92,787
               May 10, 2000            127,528
               May 31, 2000             74,358
               June 9, 2000             23,978
               June 29, 2000            21,888

     Our 8% Convertible Subordinated Notes are convertible into shares of Common Stock at a conversion price of $5.1256 per share, subject to adjustments under certain circumstances. On the following dates, we issued shares of our Common Stock to holders of our 8% Convertible Subordinated Notes upon conversion thereof, as follows:

               DATE             SHARES ISSUED
               -------------    -------------
               May 4, 2000          8,778
               May 23, 2000         7,802

     On February 22, 2000, we acquired Clockworks International Limited. We issued two notes in the principal amounts of IR(Pounds) 1,007,736 (approximately $1.2 million) and IR(Pounds) 1,492,264 (approximately $1.8 million), respectively. On April 3, 2000, the notes automatically converted into a total of 54,954 shares of our Common Stock.

     On April 10, 2000, we issued 8,170 shares of Common Stock to BCB Voice Systems Inc. in connection with an investment in BCB Voice Systems Inc.

     On May 5, 2000, we issued 9,384,190 shares of Common Stock to the stockholders of Dictaphone Corporation in connection with our acquisition of Dictaphone.

     On May 31, 2000, we issued 6,987 shares of Common Stock to two former shareholders of Emti Portugal. These shares were issued as additional consideration for our acquisition of Emti Portugal in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1999.

     On May 31, 2000, we issued 12,347 shares of Common Stock to two former shareholders of Emti Brazil. These shares were issued as additional consideration for our acquisition of Emti Brazil in August 1997 which became payable upon the satisfaction of certain performance targets being met for the year ended 1999.

     On June 7, 2000, we issued 10,011,236 shares of Common Stock to the stockholders of Dragon Systems, Inc. in connection with our acquisition of Dragon.

     With regard to all of the transactions mentioned above, we relied upon Regulation S promulgated under the Securities Act of 1933, as amended, Section 4(2) of that Act and/or Regulation D promulgated under that Act as exemptions from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions.



MODIFICATION OF RIGHTS OF SECURITY HOLDERS

     The stockholders approved the following amendments to the Restated Articles of Organization at the Extraordinary Meeting of Stockholders held on April 27, 2000:

     . Article 5.1 was modified in connection with the approved two-for-one stock split to confirm expressly that the subscription and/or conversion rights per warrant, (automatically) convertible bond, automatically convertible share and other securities issued by the Company will increase to the same extent by which the number of shares of Common Stock, representing the share capital, is increased, whereby the exercise price and/or conversion price will be proportionally reduced.

     . Article 13.2 was amended in connection with nomination rights to: (i) reduce the shareholding of 15% to 10% required by L&H Holding N.V. and the Netherlands Foundation LEHA ("LEHA"), jointly, as well as all entities which, directly or indirectly, controlled by L&H Holding N.V. or LEHA, separately or together, at the date of the nomination and at the time of the stockholder's meeting electing such nominees, to entitle L&H Holding N.V. to nominate candidates for nine positions on the Board of Directors, and (ii) to entitle L&H Holding N.V. to nominate candidates for the appointment of one director for each block of 1.5% instead of 2% shareholding by L&H Holding N.V. and LEHA, in the aggregate, calculated as set forth above, without any maximum in the event the shareholding by L&H Holding N.V. and LEHA, in the aggregate, calculated as set forth above, drops below 10%.

     The stockholders approved the following amendments to the Restated Articles of Organization at the Extraordinary Meeting of Stockholders held on June 5, 2000:

     . Article 6.1.1.g was amended by extending for an additional three-year term the authority granted to the Board of Directors to increase the issued capital in one or more capital increases upon notification to the Company by the Banking and Finance Commission of a public take-over bid on the Company's shares;

     . Article 11.2 was amended by extending for an additional three-year term the authority of the Board of Directors, in compliance with Belgian Company Law, to acquire through purchase or exchange, or dispose of its own shares and profit sharing certificates, without prior approval of the shareholders, in the event said acquisition is required in order to prevent a serious ominous disadvantage for the Company.

     . Article 11.3 was amended by extending for an additional eighteen months the authority of the Board of Directors, in compliance with Belgian Company Law, to acquire the maximum authorized number of shares through purchase or exchange at a price ranging between (i) the intrinsic value of shares of Common Stock and (ii) 110% of the closing price of the Company's stock on NASDAQ on the day preceding the date of purchase or exchange;

     . Article 12bis was inserted requiring any person who sells or acquires, directly or indirectly, the beneficial ownership of any of the Company's voting securities resulting in such person becoming the direct or indirect beneficial owner of more than 5% of such securities, to notify the Company of such sale or purchase within 5 days of said transaction. Additionally, this article requires each person to notify the Company within 5 days of any sale or purchase which increases or decreases such person's beneficial ownership by any multiple of 5%. This article suspends the voting rights of any person who fails to adhere to the requirements of this article until the later of (i) the day following the annual general shareholder's meeting or (ii) six months following the receipt of such information by the Company;

     . Article 13.1 was amended to increase the Board of Directors from fourteen to seventeen members;

     . Article 13.5 was inserted providing that the Company's Chief Executive Officer automatically be nominated to be elected as a director; and

     . Article 26.1 was amended by changing the scheduled date for the Company's Annual Meeting of Stockholders from the first Monday of May to the first Monday of June.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an Extraordinary Meeting of Stockholders on April 27, 2000. At the Extraordinary Meeting, a total of 48,162,706 shares or 39.41% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy.

     Set forth below is a brief description of each matter voted upon at the Extraordinary Meeting and the voting results with respect to each matter.

   1. A proposal to approve the enactment of a two-for-one stock split for the outstanding shares of Common Stock. Pursuant to this two-for-one stock split, article 5.1 of the Articles of Association must be modified accordingly to confirm expressly that the subscription and/or conversion rights per warrant, (automatically) convertible bond, automatically convertible share and other securities issued by the Company will increase to the same extent by which the number of shares of Common Stock, representing the share capital, is increased, whereby the exercise price and/or conversion price will be proportionally reduced.

          For:  46,279,916     Against:  75,080     Abstain: 115,846

   2. A proposal to amend article 13.2 of the Company's Restated Articles of Incorporation to amend certain provisions with respect to nomination rights. Article 13.2 of the Company's Restated Articles of Incorporation would be amended to: (i) reduce the shareholding of 15% to 10% required by L&H Holding N.V. and the Netherlands Foundation LEHA ("LEHA"), with registered offices at 3012 CM Rotterdam, WEENA, jointly, as well as all entities which, directly or indirectly, controlled (as that term is defined in the Annexes to the Royal Decree of October 6, 1976 regarding the annual accounts of companies) by L&H Holding N.V. or LEHA, separately or together, at the date of the nomination and at the time of the stockholder's meeting electing such nominees, to entitle L&H Holding N.V. to nominate candidates for nine positions on the Board of Directors, and (ii) to entitle L&H Holding N.V. to nominate candidates for the appointment of one director for each block of 1.5% instead of 2% shareholding by L&H Holding N.V. and LEHA, in the aggregate, calculated as set forth hereabove, without any maximum in the event the shareholding by L&H Holding N.V. and LEHA, in the aggregate, calculated as set forth hereabove, drops below 10%.

          For:  40,361,098     Against:  7,434,866    Abstain: 366,742

     We held our Annual Meeting of Stockholders on May 22, 2000.  At the
Annual Meeting, a total of 44,378,544 shares or 35.93% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. We held an Extraordinary Meeting of Stockholders on June 5, 2000. At the Extraordinary Meeting, a total of 42,155,940 shares or 31.94% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy.

     Set forth below is a brief description of each matter voted upon at the Annual Meeting and the voting results with respect to each matter.

   1. A proposal to approve the annual accounts of the Company closed on December 31, 1999 including the allocation of the results set forth therein, in accordance with Belgian Law.

          For: 44,376,778    Against:            Abstain: 1,766

   2. A proposal to grant discharge under Belgian Law to all directors of the Company for the execution of their mandate for the fiscal year ended December 31, 1999.

          For: 44,377,978    Against:             Abstain: 566

   3. A proposal to grant discharge under Belgian Law to the statutory auditor of the Company for the execution of its mandate for the fiscal year ended December 31, 1999.

          For: 44,377,978    Against:             Abstain: 566

   Set forth below is a brief description of each matter voted upon at the Extraordinary Meeting and the voting results with respect to each matter.

   1. A proposal to approve the merger between the Company and Dictation Consortium N.V.

          For: 40,893,984    Against: 895,204      Abstain: 366,752

   2. A proposal to approve the merger between the Company and Brussels Translation Group N.V.

          For: 40,882,806    Against: 897,518      Abstain: 375,616

   3. A proposal to approve the merger between the Company and Flanders Dialogue Company N.V.

          For: 40,867,094    Against: 894,612      Abstain: 394,234

   4. A proposal to adopt the Lernout & Hauspie Speech Products N.V. 2000 Restricted Stock Option Plan (the "2000 Plan").

          For: 40,371,824    Against: 1,389,074    Abstain: 395,042

   5. A proposal to approve (i) the special report of the Board of Directors prepared in connection with the issuance of 3,000,000 warrants for shares of Common Stock of the Company under the 2000 Plan (the "Warrants"), (ii) the special report of the Board of Directors prepared in connection with the deviation from the preemptive rights upon the issuance of the Warrants under the 2000 Plan in favor of the Dutch Foundation administering such warrants, (iii) the issuance under the 2000 Plan of the Warrants on behalf of future participants in the 2000 Plan, and (iv) the capital increase of the Company under the suspensive condition of exercising the Warrants with an amount equal to the exercise price of the Warrants multiplied with the number of shares resulting from the conversion of the Warrants and to approve the deviation from the preemptive rights in favor of the Dutch foundation, which shall subscribe to the Warrants for the purpose of granting the Warrants further to the employees, directors and external advisors of the Company and its subsidiaries.

          For: 40,413,444    Against: 1,336,060    Abstain: 406,436

   6. A proposal to amend article 6.1.1.g of the Company's Restated Articles of Incorporation with regard to the use of the authorized capital by the Board of Directors.

          For: 40,413,444    Against: 1,336,060    Abstain: 406,436

   7. A proposal to amend article 11.2 and 11.3 of the Company's Restated Articles of Incorporation with regard to the acquisition and disposition by the Company of its own shares.

          For:40,449,036     Against: 1,306,606    Abstain: 400,298

   8. A proposal to insert a new article 12bis in the Company's Restated Articles of Incorporation with regard to the transparency of the stockholders' structure.

          For: 40,802,512    Against: 935,374      Abstain: 418,054

   9. A proposal to amend article 13.1 and 13.5 of the Company's Restated Articles of Incorporation to amend certain provisions with respect to the composition of the Board of Directors.

          For: 40,801,538    Against: 944,922      Abstain: 409,480

   10. A proposal to amend article 26.1 of the Company's Restated Articles of Incorporation with regard to the date of the Annual Meeting of Stockholders.

          For: 40,785,942    Against: 914,036      Abstain: 455,962

   11. A proposal to elect Gaston Bastiaens as director of the Company, to hold office until the 2001 Annual Meeting of the Stockholders and until his successor is duly elected and qualified.

          For: 42,128,896    Against: 2,900        Abstain: 24,144

   12. A proposal to elect Roel Pieper as director of the Company, to hold office until the 2001 Annual Meeting of the Stockholders and until his successor is duly elected and qualified.

          For: 42,128,450    Against: 2,900        Abstain: 24,590

   13. A proposal to elect Albert J. Fitzgibbons III as director of the Company, to hold office until the 2001 Annual Meeting of the Stockholders and until his successor is duly elected and qualified.

          For: 40,867,688    Against: 901,402      Abstain: 386,850

          The directors of the Company whose terms of office as a director continued after the Annual Meeting were: (1) Jo Lernout; (2) Pol Hauspie; (3) Nico Willaert; (4) Fernand Cloet; (5) Marc De Pauw; (6) Hubert Detremmerie; (7) Dirk Cauwelier; (8) Jan Coene; (9) RVD Securities N.V. (represented by Erwin Vandendriessche); (10) Alex Vieux; (11) Gerard Van Acker; (12) Bernard Vergnes; and (13) Francis Vanderhoydonck.

ITEM 5.  OTHER INFORMATION

       None.

Item 6.  EXHIBITS AND INTERIM REPORTS

(a) EXHIBITS

     None

(b) INTERIM REPORTS

     We filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2000:

          1. On May 22, 2000 we filed a Form 8-K with regard to our acquisition of Dictaphone Corporation.

          2. On May 25, 2000, we filed a Form 8-K/A with regard to our acquisition of Dictaphone Corporation in order to file the Audited Consolidated Balance Sheets of Dictaphone Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Stockholders' Equity (deficit) and Cash Flows for each of the three years in the period ended December 31, 1999 and certain exhibits.

          3. On June 22, 2000, we filed a form 8-K with regard to our acquisition of Dragon Systems, Inc.

          4. On June 30, 2000, we filed a Form 8-K/A/2 with regard to our acquisition of Dictaphone Corporation in order to file our Unaudited Pro Forma Condensed Consolidated Financial Statements for the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000

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