Form 10-Q/A
period 2000-06-30
LERNOUT & HAUSPIE SPEECH PRODUCTS NV
filed 2000-08-22
CIK 1002131

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A

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

Item 6.  EXHIBITS AND INTERIM REPORTS

(a) EXHIBITS

     27       Financial Data Schedule

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

August 23, 2000

                                  LERNOUT & HAUSPIE SPEECH PRODUCTS N.V.


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